Form 10KSB
period 2001-12-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2002-04-01
CIK 1099918

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to __________________

                          Commission File No. 005-62411

                      Diversified Security Solutions, Inc.
           (Name of small business issuer as specified in its charter)

         Delaware                                    22-3690168
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

280 Midland Avenue, Saddle Brook, New Jersey           07663
  (address of principal executive offices)           (Zip Code)

Issuer's Telephone number, including area code: (201) 794-6500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $12,023,500 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of March 18, 2002).

The Registrant's sales for the year ended December 31, 2001 were $11,928,613.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value
----------------------------                                   4,725,000
(Title of Class)                                     (No. of Shares Outstanding
                                                          at March 20, 2002)

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
                    -----------------------------------------

                                     PART I

Item 1. Business

     (a) General Development of Business. We were incorporated in Delaware on November 18, 1999 as InTegCom Corp. That month, James E. Henry, our Chairman and Chief Executive Officer and Irvin Witcosky, our Chief Operating Officer and President, received shares of our common stock in exchange for all of their shares of three corporations they owned, HBE Acquisition Corp. (HAC), Viscom Products, Inc. (Viscom Products), and HBE Central Management, Inc. These entities became our wholly-owned operating subsidiaries. Messrs. Henry and Witcosky had formed HAC in 1989, Viscom Products in 1990, and HCM in 1991. We changed our name to Diversified Security Solutions, Inc. on July 5, 2001.

     (b)  Business of Issuer

General

          We are a single-source/turn-key provider of technology-based security solutions for medium and large commercial and governmental facilities in the United States. Through our subsidiary, Viscom Products, we manufacture, develop and assemble various security related products, which we use in our own installations and for sales to other integrators. Our design, engineering, manufacturing and assembly facilities are located in our Saddle Brook, New Jersey headquarters.


          The security industry is highly fragmented and consists of a broad array of equipment manufacturers and distributors, consultants, engineers and systems integrators, most of which provide only a portion of the services required to deliver an integrated security solution. Due to the limited number of single-source/turn-key providers, the implementation of a medium or large-scale security project has traditionally been performed by a number of different parties. A company interested in establishing or enhancing a security system typically retains a consulting firm to define objectives, analyze requirements, and prepare engineering and design specifications. The security specifications are then distributed to systems integrators to obtain proposals to implement the project. The systems integrators in turn, engage software and hardware manufacturers and installation contractors to perform the various tasks required for the project. In addition, companies seeking to implement security systems at multiple locations may have to purchase separate systems for each location from different vendors. This approach often causes client frustration with project delays, cost inefficiencies, lack of vendor accountability and incompatible subsystems. In addition, as security systems are becoming more technologically advanced, clients are recognizing that their in-house personnel lack the skills and time necessary to coordinate their security projects and that outsourcing such responsibilities offers significant cost and efficiency advantages.

          Security Distributing and Marketing magazine (SDM) ranks the top 100 largest firms selling Closed Circuit TV (CCTV), access control and integrated security systems. We were ranked No. 25 in the 6th annual Top Systems Integrators Report published by SDM in July 2001. We were ranked No. 40 in SDM's 5th annual Top Systems Integrators Report published in July 2000.


Our Integration Solution

          As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and reduce our clients' manpower requirements and manpower costs. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provide numerous opportunities for us to assist our clients with their security needs.

          We offer a full range of security integration services, consisting of:

          o    consulting and planning;

          o    engineering and design;

          o    systems installation and management;

          o    systems training; and

          o    maintenance and technical support.

We believe that the following key attributes provide us with a sustainable competitive advantage:

          o    experience and expertise;

          o    technological sophistication;

          o    quality control; and

          o    strong list of references.

Our strategy consists of the following components:

          o    expand our network of distributors and regional offices;

          o    maintain and develop long-term relationships with clients;

          o    focus on high value added services;

          o capitalize on our position as a single source/turn key provider of security solutions;

          o    continue to expand our client base in targeted industries;

          o    enhance our ability to pursue bidding opportunities; and

          o    maintain a high level of technological sophistication.

          At the beginning of each new client relationship, we designate one member of our professional staff as the client service contact. This individual is the point person for communications between us and the client and often acts as the client's project manager for all of its security needs. Our engagement may include one or more of the elements described below.

          Consulting and Planning. Security consulting and planning are the initial phases of determining a security solution for a project. We have developed a planning process that identifies all systems, policies and procedures that are required for the successful operation of a security system that will both meet a client's current needs and accommodate its projected future requirements. Our consulting and planning process includes the following steps:

          o identify the client's objectives and security system requirements;

          o survey the site, including inventory of physical components and software and evaluation of client's existing infrastructure and security system;

          o    identify and prioritize the client's vulnerabilities;

          o    develop and evaluate system alternatives;

          o    recommend a conceptual security plan design;

          o    estimate the cost of implementing the conceptual plan; and

          o    develop a preliminary implementation schedule.

          As a result of this process, we provide the client with a master plan for an effective security solution that addresses routine operating needs as well as emergency situations.

          We believe that our comprehensive planning process enables our clients to budget for their security requirements on a long-term basis, identify opportunities for cost reduction and prepare for future risks.

          Engineering and Design. The engineering and design process involves preparation of detailed project specifications and working drawings by a team of our engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the camera sensitivity requirements, layout of the control center, placement of cameras, card readers and other equipment and electrical requirements. Throughout our engineering and design process, our goal is understanding our client's operational preferences in order to design a system that is functional, cost-effective and accommodates the client's present and future requirements. In addition, we attempt to incorporate our clients' existing personnel, equipment and other physical resources into the system design.

          When retained as a single-source provider for turnkey security solutions, we also select the system components required under the specifications and drawings we have prepared. To minimize development costs, to the extent possible, we recommend that our customers buy off-the-shelf devices and software purchased from other vendors as well as those manufactured by us and only recommend custom equipment when absolutely necessary. If off-the-shelf equipment and software are not available or applicable, we manufacturer the missing product and incorporate it into the system.

          We have made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. We believe that our technical proficiency with the products of a wide range of manufacturers enables us to select components that will best meet a project's requirements.

The systems installation process involves:

          o    work scope planning and scheduling;

          o    equipment procurement;

          o    construction plans and drawings;

          o    custom systems modeling and fabrication;

          o    facility installation;

          o    project progress billings;

          o    hardware, software and network integration and programming; and

          o    system validation and testing.

          In addition to these basic services, we provide engineering services to enhance the compatibility and optimization of the clients' subsystems. We prepare technical documentation of the system and operations manuals and provide on-site training to client personnel.

          Under the supervision of our project manager, our technicians install hardware, integrate hardware and software, and validate and test the system. The aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction, are typically performed by subcontractors.

          Subsystems or components that may be integrated in a security system include the following:

          o access control systems, which are designed to exclude unauthorized personnel from specified areas;

          o intrusion detection systems, which detect unauthorized door and window openings, glass breakage, vibration, motion, noise and alarms and other peripheral equipment;

          o closed circuit television systems, which monitor and record entry and exit activity or provide surveillance of designated areas;

          o critical condition monitoring systems, which provide alarm monitoring and supervision of various systems and facilities; and

          o fire detection systems, intercoms, public address and network connectivity which can expand a local security system into a closely controlled worldwide system.

          We employ a variety of pricing strategies for our services. Proposals for consulting services are priced based on an estimate of hours multiplied by standard rates. Systems integration projects are based upon the estimated cost of the equipment for the project, plus the estimated hours for each skill set multiplied by the rate quoted, plus a profit margin.

Maintenance and Technical Support.

          We provide maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by us and for existing systems. Pricing for engineering and maintenance services vary widely depending on the scope of the specific project and the length of our engagement.

Manufacture and Supply.

          In our manufacturing and assembly operations, we produce equipment primarily for CCTV installations. These products are marketed through dealers under the trade name Viscom Products. We design and engineer all of these devices, purchase the necessary components from third parties and assemble and test the final products.

          Certain equipment and software used in our systems are obtained from a single source. We have occasionally experienced delays in deliveries of equipment and may experience similar problems in the future. In an attempt to minimize these problems, we continually monitor our inventory, particularly with respect to equipment that is generally more difficult to obtain. However, any interruption, suspension or termination of component deliveries from our suppliers could have a material adverse effect on our business. Although we believe that there will be alternate sources or alternate designs available, additional time would be required to find substitutes or redesign the system.

          At present, we have not secured Underwriters' Laboratory approval of our manufactured products or met the quality management and assurance standards of an international rating organization (ISO 9000) due to our low production volume. As volumes increase and our customers' needs require it, we may seek UL approval as well as qualify under ISO 9000. However, meeting such criteria involves a long, complicated process of new planning, documentation and other factors. We may not achieve these standards or may not increase the sales of our products in the future even if they are met.

Marketing

          Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes and referrals. At the national level, we conduct analyses of various industries and target those with significant potential demand for security solutions. At a regional level, we have developed and implemented a marketing plan that targets specific regions of the country. The plan identifies prospective clients within the specific regions of the country and sets forth a strategy for developing relationships with them.

          We have identified several key industries or facility types that we believe have substantial and increasing requirements for security services, including telecommunication and technology companies, corporate complexes and industries and facilities for which security systems are required by regulation. We have developed expertise in the security regulations applicable to airports, high-rise buildings, public transportation systems, prisons and nuclear utilities.

          We are in the process of extending our security expertise and equipment sales for CCTV to mobile transit operations -- including buses, trains, armored and police cars.

          Our marketing strategy emphasizes developing and maintaining long-term relationships with clients so that we can provide additional services as the client's security requirements evolve. A long-term relationship typically begins with an engagement to provide consulting and planning or maintenance and technical support services. Consulting and planning assignments place us in an advantageous position because we are often engaged as the client's project manager to implement the plan ultimately adopted by the client. Engagements for maintenance and technical support enable us to identify new requirements as they arise.

Customers

          We provide our products and services to customers in the public and private sectors through direct sales to end-users and through subcontracting agreements. We have provided services to transit authorities, airports, universities, high-rise office-buildings, hospitals and airlines. The table below sets forth the approximate percentage of aggregate revenues from each of our largest customers/end-users for the year ended December 31, 2001.

                                                                    REVENUE
                                                                      2001
                                                                    -------

o    Silverstein Properties                                           19%

o    NYC MTA/NYC Transit                                              13%

o    Port Authority of NY/NJ                                          12%

o    San Francisco Muni/Denver Rapid Transit                          10%

o    Equinix                                                          6%

o    Mt. Vernon City                                                  5%

o    Army and Airforce Exchange Services                              4%

o    Avaya                                                            4%

o    Westchester County Correctional                                  4%

o    Univ. Texas S/W Medical                                          3%

o    Vario                                                            2%

o    Motorola                                                         1%

Engineering, Research and Development

          We maintain an engineering staff consisting of individuals whose functions include the improvement of existing products, modification of products to meet customer needs and the engineering and development of new products and applications. We typically retain all rights to the products developed for a specific customer and may use them again in other applications. Currently, we are working to complete customized camera housings. The customized camera housings are designed to match architecturally the up-scale lobbies and spaces they are installed in.

Competition

          The security industry is highly competitive. We compete on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. We will compete with different companies depending upon the nature of the project and the services being offered. For example, we have competed with ADT and Siemens for systems integration work. Many of our competitors have greater name recognition and financial resources than we do. Our competitors also include equipment manufacturers and vendors that also provide security services. For our MDVR products for buses, our principal competitors are Prima Facie, Inc. and Loronix, Inc. We may face future competition from new entrants into the security industry and increased competition from existing competitors that may attempt to develop the ability to offer the full range of services offered by us. We believe that we compete primarily on our ability to deliver solutions that effectively meet a clients' requirements and, to a lesser extent and primarily in competitive bid situations, on price. Since completing our initial public offering in November 2001, we are able to get larger bonds, and, therefore, we can compete for larger projects as a primary contractor.

Employees

          As of March 20, 2002, we had 73 full time employees, of whom 55 were engaged in manufacturing, engineering, research and development or in systems installation and repair services, 10 in administration and financial control and 8 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

          The design and manufacture of our equipment and the installation of our systems require substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and advanced software. We emphasize continued training for new and existing technical personnel. Accordingly, we conduct training classes and seminars in-house, send select employees to technical schools and avail ourselves of training opportunities offered by equipment manufacturers and other specialists on a regular basis.

Item 2. Description of Property

          We lease a 17,055 square foot facility in Saddle Brook, New Jersey for our corporate headquarters, integration operations and our manufacturing plant. This facility is a one-story, modern brick building in a commercial-industrial area. The lease on this space terminates on June 30, 2006, and provides for a fixed annual rent of $98,400 until that date, payable in equal monthly installments of $8,200. We are also responsible for the cost of property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance. These facilities should meet our operational needs for the foreseeable future.

          We also lease a 4,200 square foot office facility, in Grand Prairie, Texas, near the Dallas -- Ft. Worth Airport. A single-story, cinder block building in an office complex, this space is leased until January 31, 2004 at a fixed annual rental of $41,300, payable in equal monthly installments of $3,442 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

Item 3. Legal Proceedings

          We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Security Holders

          During the Company's fourth quarter ended December 31, 2001 there were no matters submitted to a vote of the security holders.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Our Common Stock is traded on the American Stock Exchange under the Symbol "DVS". During the year ended December 31, 2001, all sales of equity securities by us were registered under the Securities Act of 1933, as amended.

          On November 15, 2001, the Securities and Exchange Commission declared effective our registration statement pertaining to our initial public offering of 1,500,000 shares of our common stock. The public offering price of this offering was $7.00 per share, and we received net proceeds of approximately $8,613,014, including the underwriter's discount of $1,050,000 and offering expenses of $836,986.

          In December, 2001, GunnAllen Financial, Inc., the managing underwriter of our initial public offering, exercised its over-allotment option to purchase an additional 225,000 shares of common stock and we received net proceeds of $1,370,250.

          We have spent $452,932 of the proceeds from our initial public offering on the purchase of equipment and software development related to the expansion of our business. Additionally, we paid off $1,000,000 of our bank debt, invested, 802,235 in bank certificates of deposits maturing in six to nine months and deposited 7,728,097 in cash and cash equivalent accounts.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a) Overview

          We are a single source/turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our two operating divisions are integration and manufacturing which focus on the electronic security segment of the security industry. We provide services, which include:

     o    consulting and planning;

     o    engineering and design;

     o    systems integration; and

     o    maintenance and technical support.

          As a security integrator, we design, customize, install, connect and maintain CCTV and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may also install, maintain and monitor intrusion alarms and monitor alarms for building maintenance systems and fire alarm systems.

          We also manufacture, develop and assemble various security related products, which we use in our own installations and for sales to other integrators under the trade name Viscom Products.

          Our largest customer, Silverstein Properties, accounted for 19%, 5%, and 8%, of our revenues in each of the fiscal years ended December 31, 2001, 2000 and 1999 respectively. We anticipate that Silverstein Properties will account for a significant portion of our future revenues.

     (b)  Results of Operations

     Comparison of the year ended December 31, 2001 to year ended December 31, 2000

          Sales. Sales decreased to $11,928,613 for the year ended December 31, 2001 from $14,311,835 for the year ended December 31, 2000. The decrease of $2,383,222, or 16.7%, was affected by a slowing economy and by the delay in the execution of certain public contracts primarily due to the events of September 11. Our sales to our existing customers comprised approximately
60% of our revenues for the year ended December 31, 2001, and our sales to our new customers accounted for approximately 40% of our revenues for the year ended December 31, 2001. Our five largest customers accounted for 60% of revenues for the year ended December 31, 2001 compared with 66% of revenues for the year ended December 31, 2000.

          Cost of Goods Sold. Cost of goods sold decreased to $7,733,114, or 64.8% of revenues, for the year ended December 31, 2001 from $9,869,566, or 69.0% of revenues, for the year ended December 31, 2000. This reduction was attributed to a combination of a reduction in sales and efficient labor utilization.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3,462,151, or 29.0% of sales, for the year ended December 31, 2001, from $3,729,916, or 26.1% of sales, for the year ended December 31, 2000. This percentage increase was due to decreased sales and an increase in expenses due to the hiring of additional employees in anticipation of an expected increase in the demand for our services.

          Operating Income. Operating Income for the year ended December 31, 2001 increased to $733,348 from $712,353 for the twelve months ended December 31, 2000. As a percentage of sales, operating income increased by 1.1% from 5.0% for the twelve months ended December 31, 2000 to 6.1% for the comparable period in 2001.

          Interest Expense. Interest expense decreased to $217,858 for the year ended December 31, 2001 from $267,455 for the prior year. Although our average outstanding debt during 2001 was higher than the year 2000, the substantial decrease in interest rates during 2001 accounted for the major portion of the decrease in interest cost of $49,597.

          Nonrecurring IPO Costs. Nonrecurring IPO costs from our previous attempt to go public in the amount of $556,740 were charged to income in the twelve months ended December 31, 2000.

          Net Income. For the year ended December 31, 2001, our net income totaled $289,731, or 2.4% of sales, as compared to net loss of ($60,797), or (0.4%) of sales, for the year ended December 31, 2000. The principal cause of the loss for the year ended December 31, 2000 was the $556,740 one-time, nonrecurring IPO costs charged to operations related to a previous aborted initial public offering that was postponed due to unfavorable market conditions. This resulted in basic earnings per share of $0.09 on 3,175,274 basic weighted average common share outstanding for the year ended December 31, 2001 compared with a loss of ($0.02) per share on 3,000,000 basic weighted average common shares outstanding for the year ended December 31, 2000.

     (c)  Liquidity and Capital Resources

          Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. On November 15, 2001, the Securities and Exchange Commission declared effective our registration statement pertaining to our initial public offering of 1,500,000 shares of our common stock. The public offering price of this offering was $7.00 per share, and we received net proceeds of approximately $8,613,014, after deducting the underwriter's discount of $1,050,000 and offering expenses of $836,986.

          In December, 2001, GunnAllen Financial, Inc., the managing underwriter of our initial public offering, exercised its over-allotment option to purchase an additional 225,000 shares of common stock and we received net proceeds of $1,370,250. As of December 31, 2001, we had $8,914,473 in cash and cash equivalents and $802,235 in certificates of deposits maturing in less than a year.

          Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,426,726 for the twelve months ended December 31, 2001 as compared to generating a cash flow from operations of $338,306 during the prior year. The increased use of cash in operations was primarily caused by a substantial increase in billings in the fourth quarter of 2001, especially during the month of December. This resulted in an increase in accounts receivable of $1,956,098 and of costs and profits in excess of cost of $298,879 a reduction of $233,096 in accounts payable and accrued expenses, offset by an increase of customer deposits and billing in excess of cost of $439,145.

          Net Cash Used in Investing Activities. Net cash used in investing activities increased to $1,255,167 for the year ended December 31, 2001 compared to net cash used in the amount of $199,861 for the year ended December 31, 2000. This use in 2001 is attributed to $802,235 from the proceeds of our initial public offering invested in bank certificates of deposits maturing in six to nine months and $452,932 on the purchases of equipment and software development related to the expansion of our business.

          Net Cash Provided From Financing Activities. Net cash provided from financing activities increased to $11,028,798 for the year ended December 31, 2001 compared to $289,059 for the year ended December 31, 2000. The increase was principally caused by the sale of 1,725,000 shares of our common stock for net proceeds of $9,983,264, additional bank borrowings of $1,056,135 net of a repayment of bank loan in the amount of $1,000,000.

          Our capital requirements have grown substantially since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. We believe that our current cash, and available lines of credit should be sufficient to meet our capital requirements.

     (d)  Recently Issued Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 Business Combinations and Statement No. 142 Goodwill and Other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements became effective for us on January 1, 2002 with respect to business combinations completed on or before June 30, 2001.

          Forward Looking Statements

          The foregoing contains certain forward-looking statements. Due to the fact that we face intense competition in a business characterized by changing technology and high capital requirements, actual results and outcommes may differ materially from any such forward looking statements and, in general, are difficult to forecast.

Item 7. Financial Statements

          Financial Statements Data are attached hereto following page F-2.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          During the year ended December 31, 2001, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9. Directors and Executive Officers of the Company

          As of March 24, 2001, the Company's directors and executive officers were as follows:

               Name                    Age                          Position
               ----                    ----                         --------
James E. Henry.....................     48     Chairman,  Chief Executive Officer and Director
Irvin F. Witcosky..................     63     Chief Operating Officer, President, Secretary and Director
Louis Massad.......................     64     Vice President, Treasurer, Chief Financial Officer and
                                               Director
Leroy Kirchner.....................     59     Director
Robert S. Benou....................     67     Director
Joseph P. Ritorto..................     70     Director

          James E. Henry co-founded our first predecessor company in 1989 and served as our President, and Chief Executive Officer until December 2001 when he was elected Chairman of the Board. Mr. Henry continues to be our Chief Executive Officer. Mr. Henry graduated from the University of New Hampshire with a bachelor of science degree in electrical engineering. In addition to his other responsibilities, Mr. Henry has continued to design, install, integrate and market security and communications systems as well as manage our research and development.

          Irvin F. Witcosky co-founded our first predecessor company in 1989 and served as our Executive Vice President and Secretary until December 2001 when he was elected our Chief Operating Officer and President. Mr. Witcosky continues to be our Secretary and is on our Board of Directors. Mr. Witcosky graduated from California Polytechnic University with a bachelor of science degree in aeronautical engineering. In addition to his other responsibilities, Mr. Witcosky has continued to design, integrate and market security and communication systems as well as manage our operations and administration.

          Louis Massad became our Vice President, Treasurer and Chief Financial Officer in 1999. Mr. Massad is also on our Board of Directors. From 1996 to 1999, he functioned as an independent accountant and financial advisor to several companies, including us. Since 1995, Mr. Massad has been a director of Conolog Corporation, a publicly-held company that manufactures electronic components and subassemblies for communication equipment. He holds bachelor of science and masters degrees in accounting from Cairo University in Egypt and a masters in business administration in finance from Long Island University.

          Leroy Kirchner was elected to our board of directors in December, 1999. Since 1999, Mr. Kirchner has acted as an independent consultant to the communications industry and from May 1999 to December 31, 2001, he also served as the Director of Indirect Distribution for NeoWorld, Inc. From 1996 through 1998, he worked in various capacities for Motorola Inc., primarily in sales and marketing. From 1966 through 1998, he also functioned as vice president and strategist for a Motorola subsidiary engaged in sales of related radio equipment and systems. Mr. Kirchner holds a bachelor of science degree and a masters in business administration degree from Fairleigh Dickinson University.

          Robert S. Benou was elected to our board of directors in June, 2001. He has been a director of Conolog Corporation since 1968 and served as its President from 1968 until May, 2001 when he was elected Conolog's Chairman and Chief Executive Officer. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering.

          Joseph P. Ritorto was elected to our board of directors in January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located on Teterboro Airport, Teterboro, New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer, in various capacities, of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as Senior Executive Vice Present and Chief Operating Officer of Silversteen Properties, Inc. and was responsible for leasing, operations and directing the lease administration of Silverstein owned and managed properties.

Background Information About Certain Key Employees

          Theodore Gjini serves as our Operations Manager and supervises the coordination of our personnel and their activities in sales and marketing, project installations and maintenance. He has acted in that capacity as well as sales engineer and project manager for us since 1988. Mr. Gjini graduated New Jersey Institute of Technology with a bachelor of science degree in electrical engineering and William Paterson College with a masters in business administration.

          Emil J. Marone has worked continuously for us since 1965 as a hospital communication system specialist, security systems supervisor, systems engineer, and quality control specialist and currently serves as our Corporate Technology Officer. In his current position, he is responsible for the development of special products and testing procedures as well as quality assurance and management. He holds an associate science degree from Bergen County Community College.

Board Committees

          We have established both a compensation committee and an audit committee. A majority of the members of each committee are independent, outside directors. The audit committee reviews with our independent public accountants the scope and adequacy of the audit to be performed by the independent public accountants, the accounting practices, our procedures and policies, and all related party transactions. The compensation committee recommends to our board of directors the compensation to be paid to our officers and directors, administers our incentive stock option plan and approves the grant of options under the plan. We have appointed Messrs. Benou, Witcosky and Kirchner as the members of both committees.

Directors' Compensation

          Directors who are also our employees receive no additional compensation for attendance at board meetings. Until December, 2001, non-employee directors were entitled to receive $500 for attendance at each board meeting or any committee meeting they attended unless the board and committee meetings were held on the same day, in which case they were considered as one and paid accordingly. Directors are no longer entitled to cash remuneration for attendance at board meetings.

          Non-employee directors are entitled to be reimbursed for their travel, lodging and other out-of-pocket expenses related to their attendance at board and committee meetings. Additional compensation for non-employee directors may be arranged for special projects. No directors' fees have been paid to date. We anticipate that our board of directors will hold regularly scheduled meetings on a quarterly basis.

Compliance with Section 16(a) of the Exchange Act

          The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its review, the Company discovered that Messrs. Henry, Witcosky, Massad, Benou and Kirchner failed to timely file Forms 3 reporting their status as directors of the Company. Such reports were subsequently filed.

Item 10 Executive Compensation

          The following table sets forth the total compensation paid to each executive officer whose 2001 compensation equaled or exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation
                                                                    -------------------
                                                                                 Salary and
Name and Principal Position                                       Year(s)         Bonus($)
---------------------------                                       -------        ----------
James E. Henry ...............................................      2001           135,000
  Chairman and Chief Executive Officer                              2000           148,500
                                                                    1999            60,000
Irvin F. Witcosky ............................................      2001           135,000
  President, Chief Operating Officer and Secretary                  2000           148,500
                                                                    1999            60,000
Louis Massad .................................................      2001           110,000
Vice President, Treasurer and Chief Financial                       2000           121,000
Officer

Employment Agreements

          Messrs. Henry and Witcosky are serving as our Chairman and Chief Executive Officer and President, Chief Operating Officer and Secretary, respectively, under written employment contracts for five years which commenced January 1, 2000. These agreements provide for an initial annual compensation of $135,000, unspecified bonuses approved by the board of directors and the compensation committee, an increase of 10% in compensation as of January 2002 and in each subsequent year of the agreements and a one-year non-competition covenant covering the security business that commences after termination of employment.

          Mr. Massad has entered into a five year written employment contract with us which commenced January 1, 2000. His initial annual compensation under such contract is $110,000, and it also provides for unspecified bonuses and a 10% increase per annum as of January 2002 and in each subsequent year of the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of March 24, 2002 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

          Unless otherwise indicated, the address for each of the named individuals is Diversified Security Solutions, Inc., 280 Midland Avenue, Saddle Brook, New Jersey 07663.

          Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

          The applicable percentage of ownership is based on 4,725,000 shares outstanding as of March 24, 2002.

                                                                     Number of    Percentage of
                                                                      Shares      Common Stock
Name, Address and Title                                            Beneficially   Beneficially
of Beneficial Owner                                                   Owned          Owned
-----------------------                                            ------------   -------------
James E. Henry, Chairman, Chief Executive Officer
and Director(1).................................................    1,425,000          30.2%
Irvin F. Witcosky, Chief Operating Officer, President,
Secretary and Director..........................................    1,425,000          30.2%
Louis Massad, Chief Financial Officer, Treasurer and Director...      120,000           2.5%
Leroy Kirchner, Director........................................            0             0%
Robert S. Benou, Director.......................................            0             0%
Joseph Ritorto, Director........................................       25,000            .5%
All executive officers and directors as a group (6
persons)........................................................    2,995,000          63.4%

----------
(1) The amounts shown for Mr. Henry do not include 30,000 shares held by John, Ray and Hartford Henry, his father and uncles for which Mr. Henry disclaims beneficial ownership.

Item 12. Certain Relationships and Related Transactions

          In 1999, Messrs. Henry and Witcosky exchanged the shares of common stock they held in HAC, Viscom Products and HCM for shares of our common stock. The exchanged shares represented all the outstanding stock of HAC, Viscom Products and HCM. Before the exchange, Mr. Henry and Mr. Witcosky each owned 50% of the shares of HAC, Viscom Products and HCM and immediately after the exchange they each owned 50% of our outstanding shares of common stock. The value of the underlying assets did not change as a result of the exchange, and only the form, not the substance, of the principals' corporate ownership changed. The transaction was accounted for as a transfer between enterprises under common control and, as a result, the assets and liabilities transferred were accounted for at historical cost in a manner similar to a pooling of interests.

          In the early 1990's, Messrs. Henry and Witcosky and HAC had orally agreed with Alfred Albrecht, to settle a variety of disputes to extinguish any equity claims. The settlement agreement was memorialized in writing in December, 1999. Under these arrangements, we are obligated to pay an aggregate of $128,685, plus accrued interest to Mr. Albrecht at the rate of 10% per annum until December 1, 2003 in monthly installments under two promissory notes. Mr. Henry and Mr. Witcosky are also obligors under these notes.

          On December 30, 1999, Messrs. Henry and Witcosky each sold 60,000 shares of our common stock (a total of 120,000 shares) to Mr. Massad for an aggregate of $24,000. On or about the same date, Messrs. Henry and Witcosky each also transferred 15,000 shares of our common stock, totaling 30,000 shares, to John, Ray and Hartford Henry, Mr. Henry's father and uncles, as a gift to Messrs. in appreciation of a long-standing loan on extremely favorable terms to Messrs. Henry and Witcosky, which enabled them to buy the original predecessor business.

          Under a bank loan agreement between us and Hudson United Bank dated September 1, 1999, Messrs. Henry and Witcosky personally guaranteed up to $4,000,000 of our potential indebtedness to the bank, plus accrued interest. In December 2001, these guarantees were terminated.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits. See index of exhibits annexed hereto.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 29, 2002                 DIVERSIFIED SECURITY SOLUTIONS, INC.

                                        By:  /s/ James E. Henry
                                             -----------------------------------
                                             James E. Henry
                                             Chairman, Chief Executive Officer
                                             and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                        DATE
         ---------                             -----                        ----


/s/ James E. Henry                    Chairman, Chief Executive         March 29, 2002
----------------------------            Officer and Director
    James E. Henry


/s/ Irvin F. Witcosky               Chief Operating Officer,            March 29, 2002
----------------------------     President, Secretary and Director
    Irvin F. Witcosky


/s/ Louis Massad                     Vice President, Treasurer,         March 29, 2002
----------------------------    Chief Financial Officer and Director
    Louis Massad


/s/ Leroy Kirchner                            Director                  March 29, 2002
----------------------------
    Leroy Kirchner


/s/ Robert S. Benou                           Director                  March 29, 2002
----------------------------
    Robert S. Benou


/s/ Joseph P. Ritorto                          Director                 March 29, 2002
----------------------------
    Joseph P. Ritorto

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

Independent Auditors' Report                                        F - 2

Consolidated Balance Sheets as of December 31, 2001 and 2000        F - 3

Consolidated Statement of Operations and Retained Earnings
    for the Years Ended December 31, 2001 and 2000                  F - 4

Consolidated Statement of Changes in Stockholders' Equity           F - 5

Consolidated Statements of Cash Flows
    for the Years Ended December 31, 2001 and 2000                  F - 6

Notes to Financial Statements                                   F - 7 - F - 21

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
Diversified Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Diversified Security Solutions, Inc. and Subsidiaries at December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Diversified Security Solutions, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.


Wayne, New Jersey
February 27, 2002

                      DIVERSIFIED SECURITY SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               December 31,    December 31,
                                                                               ------------    ------------
                                                                                  2001            2000
                                                                               ------------    ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                 $  8,914,473    $   567,567
     Accounts receivable - net of allowance for doubtful account of $65,600       4,142,335      2,186,237
     Securities held to maturity                                                    802,235
     Inventory                                                                    1,239,362      1,261,245
     Costs and profit in excess of billings                                         298,879
     Deferred tax asset                                                              88,000        153,000
     Other current assets                                                           102,671         43,550
                                                                               ------------    -----------
            Total Current Assets                                                 15,587,955      4,211,599

Property and equipment, net of depreciation
     of $882,222 and $701,100                                                       472,962        287,402

Computer software product cost - net of amortization
     of $429,374 and $312,466                                                       184,438        215,096

Other assets                                                                         56,163         69,683
                                                                               ------------    -----------

                                                                               $ 16,301,518    $ 4,783,780
                                                                               ============    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $  1,192,882    $ 1,345,930
     Accrued expenses                                                               456,374        536,422
     Income taxes payable                                                            16,000         16,674
     Billings in excess of cost                                                     191,254             --
     Long-term debt current portion                                                  38,605         30,420
     Capitalized lease obligations, current portion                                  10,642         16,126
     Customer deposits held                                                         293,289         45,398
                                                                               ------------    -----------
            Total Current Liabilities                                             2,199,046      1,990,970

Capitalized lease obligations, less current portion                                      --         10,117
Long-term debt, less current portion                                              2,897,005      1,844,054
Deferred tax liability                                                              103,000        130,000

Stockholders' Equity:
     Preferred stock - par value $.01
     Common stock                                                                    47,250         30,000
     Additional paid-in capital                                                  10,209,814        243,800
     Deferred compensation                                                          (20,834)       (41,667)
     Retained earnings                                                              866,237        576,506
                                                                               ------------    -----------
            Total Shareholders' Equity                                           11,102,467        808,639
                                                                               ------------    -----------

                                                                               $ 16,301,518    $ 4,783,780
                                                                               ============    ===========

The accompanying notes are an integral part of the statements

                      DIVERSIFIED SECURITY SOLUTIONS, INC.

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS

                                                           Year Ended December 31,
                                                         --------------------------
                                                            2001          2000
                                                         -----------   ------------
Sales                                                    $11,928,613   $ 14,311,835

Cost of Sales                                              7,733,114      9,869,566
                                                         -----------   ------------

Gross Profit                                               4,195,499      4,442,269

Operating Expenses
    Selling, general and administrative                    3,462,151      3,729,916
                                                         -----------   ------------

           Operating Income                                  733,348        712,353

Interest expense                                             217,858        267,455
Postponed IPO costs                                               --        556,740
                                                         -----------   ------------

           Income (Loss) Before Income Taxes                 515,490       (111,842)

Provision (Credit) for income taxes                          225,759        (51,045)
                                                         -----------   ------------

Net Income (Loss)                                        $   289,731   $    (60,797)
                                                         ===========   ============

Basic and diluted earnings (loss) per common share:

Basic earnings (loss) per common share                   $      0.09   $      (0.02)
                                                         ===========   ============

Weighted average common shares                             3,175,274      3,000,000

Diluted earnings (loss) per common share                 $      0.09   $      (0.02)
                                                         ===========   ============

Weighted average diluted shares outstanding                3,268,767      3,075,000

The accompanying notes are an integral part of the statements

                       DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Preferred Stock          Common Stock        Additional
                                            par value $.01         par value $.01         Paid-in       Deferred
                                         2,000,000 Authorized   10,000,000 Authorized     Capital     Compensation
                                         --------------------   ---------------------   -----------   ------------
                                            Shares   Amount       Shares      Amount
                                         --------------------   ---------------------
Balance January 1, 2000                     none       none      3,000,000   $30,000    $   243,800     $(62,500)

Net loss for the year 2000

Amortization of deferred compensation                                                                     20,833
                                         ---------   --------   ----------   --------   -----------   ------------

Balance December 31, 2000                                        3,000,000    30,000        243,800      (41,667)

Net income for the year 2001

Amortization of deferred compensation                                                                     20,833

Issuance of shares in initial public
   offering                                                      1,500,000    15,000      8,598,014

Issuance of shares under underwriter's
   exercise of over allotment                                      225,000     2,250      1,368,000
                                         ---------   --------   ----------   --------   -----------   ------------

Balance December 31, 2001                   none       none      4,725,000   $47,250    $10,209,814     $(20,834)
                                         =========   ========   ==========   ========   ===========   ============

                                          Retained
                                          Earnings     Total
                                         ---------   -----------
Balance January 1, 2000                  $ 637,303   $   848,603

Net loss for the year 2000                 (60,797)      (60,797)

Amortization of deferred compensation                     20,833
                                         ---------   -----------

Balance December 31, 2000                  576,506       808,639

Net income for the year 2001               289,731       289,731

Amortization of deferred compensation                     20,833

Issuance of shares in initial public
   offering                                            8,613,014

Issuance of shares under underwriter's
   exercise of over allotment                          1,370,250
                                         ---------   -----------

Balance December 31, 2001                $ 866,237   $11,102,467
                                         =========   ===========

The accompany notes are an integral part of the statements.

                      DIVERSIFIED SECURITY SOLUTIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended December 31,
                                                                 -------------------------
                                                                     2001           2000
                                                                 ------------    ---------
Cash Flows From Operating Activities:
    Net Income (Loss) For the Year                               $    289,731    $ (60,797)
    Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by (Applied to) Operating Activities:
      Amortization of stock based compensation                         20,833       20,833
      Depreciation and amortization                                   298,030      190,986
      Deferred income taxes                                            65,000      (36,309)

      Changes in operating assets and liabilities:
        Accounts receivable                                        (1,956,098)     (42,719)
        Inventory                                                      21,883     (558,977)
        Costs and profits in excess of cost                          (298,879)          --
        Other assets                                                  (45,601)      47,153
        Accounts payable                                             (153,048)     515,349
        Accrued expenses                                              (80,048)     323,178
        Income taxes payable                                             (674)     (85,021)
        Billings in excess of cost                                    191,254           --
        Other liabilities                                             (27,000)          --
        Customer deposits held                                        247,891       24,630
                                                                 ------------    ---------

          Net Cash Used in Operating Activities                    (1,426,726)     338,306
                                                                 ------------    ---------

Cash Flows From Investing Activities:
    Securities held to maturity                                      (802,235)          --
    Computer software development costs                               (86,250)     (91,391)
    Purchase of property and equipment
       and leasehold improvements                                    (366,682)    (108,470)
                                                                 ------------    ---------

        Cash Used in Investing Activities                          (1,255,167)    (199,861)
                                                                 ------------    ---------

Cash Flows From Financing Activities
    Net proceeds (payments) of revolving bank line                  1,531,993     (705,742)
    Proceeds of bank equipment loan facility                          272,963       50,755
    Proceeds of special projects bank loan                            281,600      998,400
    Scheduled payments on special projects other notes payable        (30,421)     (27,536)
    Repayment of special projects bank loan                        (1,000,000)          --
    Proceeds of sale of common stock                                9,983,264           --
    Proceeds of other notes                                             5,000           --
    Capitalized lease obligation payments                             (15,601)     (26,818)
                                                                 ------------    ---------

        Cash Provided by Financing Activities                      11,028,798      289,059

    Net Cash Increase                                               8,346,905      427,504

    Cash and Cash Equivalents - Beginning                             567,567      140,063
                                                                 ------------    ---------

        Cash and Cash Equivalents - Ending                       $  8,914,472    $ 567,567
                                                                 ============    =========

The accompany notes are an integral part of the statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NATURE OF OPERATIONS

(A) Diversified Security Solutions, Inc., formerly known as InTegCom Corp., was incorporated under the laws of the State of Delaware on November 18, 1999. Also, on November 30, 1999, Diversified Security Solutions, Inc. acquired all the outstanding shares of HBE Acquisition Corp. ("HAC") (T/A Henry Bros. Electronics) Viscom Products, Inc. ("VPI") and HBE Central Management, Inc. ("HCM"). Also, VPI owned all the outstanding shares of HBE Communications, Inc., an inactive company at December 31, 1999. Diversified Security Solutions, Inc., and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. Diversified Security Solutions, Inc. specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of the client. Diversified Security Solutions, Inc. markets nationwide with an emphasis on the New York and Dallas metropolitan areas. Customers are primarily Fortune 500 companies and government agencies. HAC owns and operates the systems integration business, providing overall administration for all subsidiaries and holds the related assets. VPI, on the other hand, supervises and controls the manufacturing and assembly of the CCTV equipment and the assets concerned. HCM handles the alarm monitoring which represents less than 1% of the business.

(B) On July 5, 2001, InTegCom Corp. changed its name to Diversified Security Solutions, Inc. (the "Company").

The Company's headquarters and manufacturing facility is located in Saddle Brook, New Jersey. A sales and service facility is located near Dallas, Texas.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The Company acquired HBE Acquisition Corp., Viscom Products, Inc. and HBE Central Management, Inc. through an exchange of 3,000,000 shares of common stock after adjustment reflect the reverse stock split referred to in Note 6. The transaction was accounted for as a transfer between enterprises under common control, and as a result, the assets and liabilities transferred were accounted for at historical cost, in a manner similar to a pooling of interests.

     Income Recognition - Sales revenues from systems installations are generally recognized on the completed-contract method, in which revenue is recognized when the contract is substantially complete. Most contracts are completed in less than a year. The completed method applies to those contracts completed within the fiscal year. Contracts that are expected to be completed in more than a year are accounted for on the percentage of completion method.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

     1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This method recognizes revenue earned based on the percentage of total estimated contract costs incurred to date. Mobilization charges are accounted for as a direct contract cost and included in the estimated cost to complete for determination of revenue recognition on the percentage of completion method. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in period in which such losses are determined.

Service contracts are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts is recognized monthly on the straight line method.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents includes cash on hand, demand deposits and short term investments with initial maturities of three months or less.

Inventories - Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to ten years. Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Computer Software Product Cost - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86") under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.

     Technological feasibility is established upon completion of a working model. All costs incurred prior to demonstrating technical feasibility have been charged to cost of sales. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. To date, costs incurred subsequent to the establishment of technological feasibility were $613,812 at December 31, 2001 and $527,562 at December 31, 2000.

     These costs are amortized over the estimated product life using the straight line method. Included in operations is amortization expense of $116,908 and $99,144 for the years ended December 31, 2001 and 2000, respectively. Accumulated amortization amounted to $429,374 and $312,466 at December 31, 2001 and December 31, 2000, respectively.

     Impairment of Long Lived Assets - In accordance with the provisions of SFAS 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of", the company reviews long-lived assets, such as property and equipment, for impairment whenever events changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS 121, an impairment loss would be recognized for assets to be held and used when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There have been no impairment losses through December 31, 2001.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. At December 31, 2001, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     At December 31, 2001 and December 31, 2000, 59% and 19%, respectively, of accounts receivable were due from Federal and local governmental agencies. Also, at December 31, 2001 and December 31, 2000, approximately 60% and 63% of accounts receivable were concentrated in customers located in the Dallas, Texas and New York City metropolitan areas.

     Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Under the liability method of SFAS No. 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate their fair values at December 31, 2001 and 2000.

     Advertising Costs - The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to approximately $39,500 and $25,000 for the years ended December 31, 2001 and 2000, respectively.

     Comprehensive Income - The Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS 130), effective January 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from certain transactions and the events and circumstances from non-owner sources. For the periods presented in the accompanying combined statements of operations, comprehensive income equals the amounts of net income reported on the accompanying combined statements of operations.

     Stock Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's Common Stock at the date of grant over the amount the employee must pay to acquire the stock. Pro forma disclosure of net income based on the provisions of SFAS 123 is discussed in Note 7.

     Research and Development Costs - Costs of research and development for new products are charged to operations as incurred and amounted to approximately $174,000 and $160,000 for the years ended December 31, 2001 and 2000, respectively.

     Warranty - The Company offers warranties on all products, including parts and labor, that range from one year to four years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user. The Company charges operations with warranty expenses as incurred. For the years ended December 31, 2001 and 2000, net warranty expense was $ 71,430 and $64,068, respectively.

     Historical Net Income Per Share - The Company computes net income per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

     Reclassifications - Certain reclassifications to the 2000 financial statements have been made to conform to the 2001 presentation.

     Segment Information - In June 1997, Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), effective for financial statements for fiscal years beginning after December 15, 1997. Statement 131 establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company primarily provides installation services for companies in need of closed-circuit access control systems that are located throughout the United States and

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     considers all of its operations as one segment because expenses support multiple products and services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

     Sales to local government agencies were 59% and 34% of sales for the years ended December 31, 2001 and 2000, respectively.

     Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 "Business Combinations " and Statement No. 142 "Goodwill and Other Intangible Assets". These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements became effective for the Company on January 1, 2002 with respect to business combinations completed on or before June 30, 2001. The Company has not completed any business combinations since the statement became effective and, management cannot currently assess what the future adoption of these pronouncements will have on the Company's financial statements.

     In addition, in June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations effective for years beginning after June 15, 2002, and in August 2001 Statement No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" effective for years beginning after December 15, 2001. Management has reviewed the conclusions of Statements 143 and 144 in connection with the Company's current business plan and cannot currently assess what effect the future adoption of these pronouncements will have on the Company's financial statements.

2.   INVENTORIES

     Inventories at December 31, 2001 and December 31, 2000 consist of the following:

                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------

Parts                                         $  698,422           $  263,049
Work-in-Process                                  540,940              788,598
Finished Goods                                                        209,598
                                              ----------           ----------
                                              $1,239,362           $1,261,245
                                              ==========           ==========

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

3.   PROPERTY AND EQUIPMENT

     Property, plant and equipment at December 31, 2001 and December 31, 2000 consisted of the following:

                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------

Office equipment                              $   163,934          $ 139,539
Demo and testing equipment                        263,979            259,834
Vehicles                                          584,150            260,309
Computer equipment                                322,121            307,820
Leasehold improvements                             21,000             21,000
                                              -----------          ---------

                                                1,355,184            988,502
Less Accumulated Depreciation                    (882,222)          (701,100)
                                              -----------          ---------
                                              $   472,962          $ 287,402
                                              ===========          =========

     Depreciation expense amounted to $181,122 and $91,842 for the years ended December 31, 2001 and 2000, respectively.

4.   LONG-TERM DEBT

     On September 8, 1999, the Company refinanced its bank debt by obtaining several lines of credit from the Hudson United Bank (HUB). Under the terms of the HUB revolving line of credit amended January 2, 2002, the Company may borrow up to $3,500,000 at 1/2% above the bank's prime interest rate through May 1, 2003.

     Also on September 8, 1999, as amended, HUB granted the Company an equipment line of credit in the amount of $500,000, until April 30, 2003. This is not a revolving line. Advances under the line will be converted into monthly installments payable until May 1, 2006. Interest is at the prime rate of the bank plus 1/2%.

     HUB had granted the Company a special projects revolving line of credit of $1,500,000 at 1 1/2% of the bank's prime rate through October 1, 2002. This line was discontinued as of January 2, 2002, and the balance due at December 31, 2001 was transferred to the revolving line of credit. The transfer has been reflected in the tables that follow.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

4.   LONG-TERM DEBT (Continued)

     As of December 31, 2001 these lines are summarized as follows:

                                Amount of Facility   Balance Due    Unused Line
                                ------------------   -----------    ------------

Revolving line                      $3,500,000        $2,530,000     $  970,000
Equipment line                         500,000           329,881        170,119
                                    ----------        ----------     ----------
                                    $4,000,000        $2,859,881     $1,140,119
                                    ==========        ==========     ==========

     As of December 31, 2000 the lines are summarized as follows:

                                Amount of Facility   Balance Due     Unused Line
                                ------------------   -----------    ------------

Revolving line                      $2,250,000        $  718,007     $1,531,993
Equipment line                         250,000            56,918        193,082
Special projects line                1,500,000           998,400        501,600
                                    ----------        ----------     ----------
                                    $4,000,000        $1,773,325     $2,226,675
                                    ==========        ==========     ==========

Among other provisions, the loan agreement requires the Company to maintain net tangible networth, as defined, and maintain appropriate insurance coverage on tangible and intangible assets. In addition, the agreement prohibits selling, assigning, transferring or disposing of any fixed assets without obtaining the bank's consent in writing. The equipment line of credit is collateralized by all the Company's equipment. These loans are cross-guaranteed by the parent company and the various subsidiary companies. As of December 31, 2001, the Company was in compliance with its loan covenants.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

4.   LONG-TERM DEBT (Continued)

                                                                            December 31, 2001   December 31, 2000
                                                                            -----------------   -----------------
Long-term debt consisted of the following:
Credit facility with Hudson United Bank dated
   September 8, 1999, at 1/2%
   above banks' prime rate
   All borrowings under this line are due May 1, 2003                          $ 2,530,000         $   718,007

Equipment loan facility with Hudson United Bank dated September 8, 1999, at 1/2% above bank's prime rate. All borrowings under this line are due
  July 1, 2006                                                                     329,881              56,918
HUB Special Projects line at 1 1/2%
  above banks prime rate                                                                               998,400
                                                                               -----------         -----------
                                                                                 2,859,881           1,773,325
Notes payable, due in monthly installments of
  $3,264 a month, including interest at 10% per annum
  with final payment to be made on December 1, 2003                                 75,729             101,149
  Less: current portion                                                            (38,605)            (30,420)
                                                                               -----------         -----------
                                                                               $ 2,897,005         $ 1,844,054
                                                                               ===========         ===========

Annual maturities over the next five years for long-term debt as of December 31, 2001:

                          Year ending December 31:
2002                                                    $   38,605
2003                                                     2,631,268
2004                                                       109,960
2005                                                       109,960
2006                                                        45,817

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

5.   COMMITMENTS AND CONTINGENCIES

     (a) Leases - The Company leases its facilities equipment and vehicles under operating leases expiring through 2006. The Company also leases certain equipment under capital lease. The future minimum rental payments under non-cancelable leases and equipment loans as of December 31, 2001 were as follows:

                                               Operating   Capital
                                               ---------   -------
2002                                            139,700     11,434
2003                                            139,700
2004                                            101,842
2005                                             98,400
2006                                             49,200
                                               ---------   -------
Total Minimum Lease Payments                   $528,842    $11,434
                                               ========
Amount representing interest                                   792
                                                           -------
Net present value of future payments                        10,642
Current portion of capital lease obligations                10,642
                                                           -------
                                                           $    --
                                                           =======

     Rent expense under operating leases was approximately $141,000 and $125,000 and for the years ended December 31, 2001 and 2000, respectively.

     (b) Employment Agreements - In December 1999, the Company entered into five-year employment agreements with three of its officers. The employment agreements provide for minimum aggregate annual compensation of $380,000 for the years 2000 through 2004, as well as unspecified annual bonuses. The compensation under the contracts increases 10% in each of the third, fourth and fifth years. Also, there is a one-year non-competition covenant that commences after termination of employment.

     (c) Share Offering and Reverse Stock Split - In December 1999, the Board of Directors authorized management to file a registration statement with the Securities and Exchange Commission, which was amended on July 10, 2001, to permit the Company to offer 1,500,000 shares of common stock (the "offering").

     In connection with the proposed offering, the Company authorized a three-for-four reverse stock split which became effective August 30, 2001. All share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

6.   INCOME TAXES

     Income taxes for the years ended December 31, 2001 and 2000 include the following components:

                                                     Years Ended December 31
                                                    2001                2000
                                                  ---------            --------
Federal
       Current                                    $ 164,000            $(53,683)
       Deferred                                      45,050             (24,838)

State
       Current                                        8,759              38,947
       Deferred                                       7,950             (11,471)
                                                  ---------            --------
                                                  $ 225,759            $(51,045)
                                                  =========            ========

     The components of the deferred tax asset (liability) as of December 31, 2001 and December 31, 2000 are as follows:

                                          December 31, 2001    December 31, 2000
                                          ------------------   -----------------

Total deferred tax assets:
   Allowance for uncollectible accounts       $  26,000           $  26,200
   Accrued absences                              21,000              22,400
   Accrued warranty                              29,000              28,400
   Inventory                                     12,000
     Net operating loss carryforward               --                76,000
                                              ---------           ---------
 Net Deferred Tax Assets                         88,000             153,000
                                              ---------           ---------

     Deferred tax liability
     Capitalized software development           (87,000)            (96,000)
     Fixed assets                               (16,000)            (34,000)
                                              ---------           ---------
   Net Deferred Tax Liability                  (103,000)           (130,000)
                                              ---------           ---------
    Net Deferred Tax Asset (Liability)        $ (15,000)          $  23,000
                                              =========           =========

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

6.   INCOME TAXES (Continued)

     The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported provision for income taxes is as follows:

                                                         Year Ended December 31
                                                         ----------------------
                                                            2001         2000
                                                         ---------     --------
Provision (credit) for taxes computed using
  statutory rate                                         $ 175,300     $(38,000)
State taxes (credit) net of Federal benefit (tax)           36,000       (7,000)
Depreciation and amortization                               29,700        4,000
Utilization of state net operating losses                  (13,300)
Other                                                       (1,941)     (10,045)
                                                         ---------     --------
       Provision (credit) for Income Taxes               $ 225,759     $(51,045)
                                                         =========     ========

7.   INCENTIVE STOCK OPTION PLAN

     On December 23, 1999, the directors and shareholders approved the adoption of an Incentive Stock Option Plan (the "Plan"). Under the Plan, options to purchase a maximum of 500,000 shares of its common stock may be granted to officers and other key employees of the Company.

     The maximum term of any option is ten years, and the option price per share may not be less than the fair market value of the Company's shares at the date the option is granted. However, options granted to persons owning more than 10% of the voting shares will have a term not in excess of five years, and the option price will not be less than 110% of fair market value. Options granted to an optionee will usually vest 33 1/3% of each full year beginning on the first anniversary of the options grant subject to the discretion of the Compensation Committee of the Board of Directors.

     The plan will terminate at December 23, 2009 or on such earlier date as the board of directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first.

     As of December 23, 1999, options to acquire an aggregate of 75,000 shares of common stock, all at an exercise price of $5.625, had been granted under the Plan to key employees of the Company.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

7.   INCENTIVE STOCK OPTION PLAN (Continued)

     None have been granted to Messrs. Henry, Witcosky and Massad, the three top executive officers. An optionee may exercise these options only if and to the extent that these options are vested at that time. At December 31, 1999, deferred compensation cost was recorded in the amount of $62,500, being the difference between the expected public offering price of $6.25 a share (See Note 6 (c)) and $5.625, which was the expected exercise price, or $0.625 per share times the number of options granted. This deferred compensation cost is being amortized over three years, the period of vesting.

     A summary of stock option activity is set forth below:
                                                       Options Outstanding
                                                    --------------------------
                                                              Weighted-Average
                                                               Exercise Price
                                                    Shares       Per Share
                                                    ------    ----------------

Granted                                             75,000        $5.625
                                                    ------        ------
Outstanding at December 31, 2001 and 2000           75,000        $5.625
                                                    ======        ======
Vested and exercisable at December 31, 2001         50,000        $5.625
                                                    ======        ======
Vested and exercisable at December 31, 2000         25,000        $5.625
                                                    ======        ======

     During the periods shown above, no additional grants have been made, none exercised and none cancelled.

     The weighted-average remaining contractual life of options outstanding at December 31, 2001 was 8 years.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

7.   INCENTIVE STOCK OPTION PLAN (Continued)

     Had deferred compensation cost for the stock option plan been determined based on the fair value at the grant date for the awards made in 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings per share in the years 2001 and 2000 would have been reduced to the proforma amounts indicated below:

                                                      2001              2000
                                                  -----------        ----------
  Net income (loss)
      As reported                                 $   289,931        $  (60,797)
      Proforma                                        229,439           (91,684)

  Earnings (loss) per share
      As reported
           Basic                                          .09              (.02)
           Diluted                                        .09              (.02)

      Proforma
           Basic                                          .09              (.03)
           Diluted                                        .08              (.03)

8.   EMPLOYEE BENEFIT PLAN

     As of October 1, 1999, the Company began a "Simple IRA" plan for all eligible employees wishing to contribute. An eligible employee is one that has $1,000 or more in compensation. The Company will match the employees contribution up to 2% of salary to a maximum of $6,000. The employee's contribution cannot exceed $6,000 in any one year. Diversified Security Solutions, Inc.'s contributions were $36,786 in 2001 and $35,570 in 2000, respectively.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

9.   STOCKHOLDER'S EQUITY

     Common Stock - Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders and do not have cumulative voting rights. Apart from preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available therefor. Upon the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive ratably, the net assets available after the payment of all liabilities and liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock.

     In connection with the November 2001 IPO, the Company granted the underwriter warrants to purchase up to 150,000 shares of common stock. The exercise price of the warrants is 165% of the public offering price of $7.00 a share or $11.55 a share. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events such as stock dividends or other changes in the number of outstanding except for shares issued under certain circumstances, including shares issued under the incentive stock option plan and any equity securities which adequate consideration is received. The holder of warrant does not possess any rights as a stockholder unless the warrant is exercised.

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                     Years Ended December 31,
                                                     2001                 2000
                                                     ----                 ----
Cash paid for:
     Taxes paid                                    $173,433             $ 80,562
     Interest paid                                 $217,858             $263,572

11.  CONTINGENT LIABILITIES

     From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. Currently, there is a sales tax claim against the Company and a claim that was filed with the Equal Employment Opportunity Commission by a former employee. While considerable uncertainties exist, in the opinion of management, the ultimate unrecorded liabilities resulting from such claims will not materially effect the Company's financial statements.

                                  EXHIBIT INDEX

The following exhibits are filed herewith as part of this 10-KSB:

Exhibit                                                                                                        Method
Number           Description of Document                                                                     of Filing

  3.1    --   Certificate of Incorporation of the Company.................................................      (1)
  3.2    --   By-laws of the Company......................................................................      (1)
  3.3    --   Certificate of Amendment of the Certificate of Incorporation of the Company,
              filed on July 5, 2001.......................................................................      (3)
  3.4    --   Certificate of Amendment of the Certificate of Incorporation of the Company,
              filed on August 28, 2001....................................................................      (3)
  4.1    --   Specimen Common Stock Certificate of the Company............................................      (4)
  4.2    --   Underwriter's Warrant Agreement ............................................................      (5)
 10.1    --   Employment Agreement between the Company and James E. Henry.................................      (1)
 10.2    --   Employment Agreement between the Company and Irvin F. Witcosky..............................      (1)
 10.3    --   Employment Agreement between the Company and Louis Massad...................................      (1)
 10.4    --   1999 Incentive Stock Option Plan and form of Stock Option Agreement.........................      (1)
 10.5    --   Amendment to Employment Agreement between the Company and
              James E. Henry..............................................................................      (3)
 10.6    --   Amendment to Employment Agreement between the Company
              and Irvin F. Witcosky.......................................................................      (3)
 10.7    --   Amendment to Employment Agreement between the Company and
              Louis Massad................................................................................      (3)
 10.8    --   Office Lease between the Company and Midland
              Holding Co., Inc............................................................................      (5)
 10.9    --   Office Lease between the Company and Eagle-DFW, Inc.........................................      (5)
 10.10   --   Form of OEM Agreement between the Company and Sungjin C&C, Ltd..............................      (2)
 10.11   --   NYC Transit Agreement.......................................................................      (2)
 10.12   --   Underwriting Agreement between the Company
              and GunnAllen Financial, Inc................................................................      (5)
 21.1    --   List of Subsidiaries........................................................................      (6)
 23.1    --   Consent of Independent Certified Public Accountants.........................................      (6)

---------
1 Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed January 12, 2002.

2 Incorporated by reference to Amendment No. 1 to the Registration Statement filed on April 12, 2000.

3 Incorporated by reference to Amendment No. 4 to the Registration Statement filed on September 25, 2001.

4 Incorporated by reference to Amendment No. 6 to the Registration Statement filed on November 13, 2001.

5 Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

6    Filed herewith.