Form 10QSB
period 2002-03-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2002-05-15
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE
         ACT OF 1934


         For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

             For the transition period from __________ to__________

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



                               280 Midland Avenue
                         Saddle Brook, New Jersey 07663
               (address of principal executive offices) (Zip Code)


         Issuer's Telephone number, including area code: (201) 794-6500

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months ( or for such shorter period that the issuer was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days.


                         Yes   X                    No


           Number of shares outstanding of the issuer's Common Stock:


           Class                                          Outstanding at March 31, 2002
Common stock,  $.01 par value                                         4,725,000


              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX



Part I                                         Financial Information                                   Page
         Item 1.           Financial Statements

                           Consolidated Balance sheets as of March 31, 2002 (Unaudited)                3

                           Consolidated Statement of Operations for the three months ended
                           March 31, 2002 (Unaudited) and March 31, 2001 (Unaudited)                   4

                           Consolidated Statement of Cash Flows for the three months ended
                           March 31, 2002 (Unaudited) and March 31, 2001 (Unaudited)                   5


                           Notes to Financial Statements                                               6

         Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                  6

Part II                                     Other Information                                          9

                           Signatures                                                                  9

              Diversified Security Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                             As of
                                                             March 31,             December 31,
                                                               2002                    2001
Assets                                                      (Unaudited)             (Audited)
Current assets
        Cash and cash equivalent                                  $8,619,560               $8,914,473
        Accounts receivable - net                                  4,536,058                4,142,335
        Securities held to maturity                                                           802,235
        Inventory                                                  1,321,537                1,239,362
        Costs in excess of billings                                  156,880                  298,879
        Deferred tax assets                                           88,000                   88,000
        Other assets                                                 297,967                  102,671
Total current assets                                              15,020,002               15,587,955

Property and equipment                                             1,402,311                1,355,184
        Accumulated depreciation                                    (953,722)                (882,222)
Computer software products cost                                      613,812                  613,812
        Accumulated amortization                                    (439,374)                (429,374)
Other assets                                                         277,633                   56,163
                                                                 $15,920,662              $16,301,518

Current liabilities
        Accounts payable                                            $294,894               $1,192,882
        Accrued taxes & expenses                                     398,094                  456,374
        Income tax payable                                            26,000                   16,000
        Billings in excess of cost                                   136,790                  191,254
        Long-term debt current                                        38,605                   38,605
        Capitalized leases current                                     7,753                   10,642
        Customer Deposits                                            871,917                  293,289
Total current liabilities                                          1,774,053                2,199,046
Long- term debt, less current                                      2,883,914                2,897,005
Deferred tax liability                                               103,000                  103,000
                                                                   4,760,967                5,199,051
Stockholders' equity:
     Preferred stock - par value $.01
     Common stock                                                     47,250                   47,250
     Additional paid in capital                                   10,209,814               10,209,814
     Deferred compensation                                           (15,626)                 (20,834)
     Retained earnings                                               918,257                  866,237

Total shareholders' equity                                        11,159,695               11,102,467

                                                                 $15,920,662              $16,301,518

                    Diversified Security Solutions, Inc. and
                                  Subsidiaries
                      Consolidated Statements of Operations

                                                                            Three months ended
                                                                                March 31,
                                                                          2,002          2,001
                                                                               (UNAUDITED)
Sales                                                                     $3,179,384      $3,715,376

Cost of sales                                                              1,891,344       2,303,440


Gross profit                                                               1,288,040       1,411,936


Operating expenses                                                         1,212,966       1,082,614


Operating Income                                                              75,074         329,322

Interest :
            Income                                                          (28,996)               0
            Expense                                                           38,847          40,653



Income  before income taxes                                                   65,223         288,669


Provision for income taxes                                                    26,000         115,000


Net income                                                                   $39,223        $173,669

Basic and diluted earnings per share:
            Basic earnings per common share                                    $0.01           $0.06
            Weighted average common share                                  4,725,000       3,000,000
            Diluted earnings per common share                                  $0.01           $0.06
            Weighted average diluted shares outstanding                    4,800,000       3,075,000


               Diversified Security Solutions Inc and Subsidiaries
                      Consolidated Statement of Cash Flows

                                                                                       For Three Months Ended
                                                                                             March 31,
                                                                                      2,002             2,001
                                                                                             Unaudited
Cash Flows from Operating Activities:
     Net income for the quarter                                                            $39,223          $173,669
     Adjustments to reconcile net income to net cash used in
        operating activities;
           Amortization of stock based compensation                                          5,208             5,208
           Depreciation and amortization                                                    81,500            40,000
           Changes in operating assets and liabilities;
               Accounts receivable                                                        (393,723)         (758,037)
               Inventory                                                                   (82,175)          266,521
               Cost & Profit in excess of billing                                          141,999
               Other assets                                                               (416,766)           (1,086)
               Accounts payable                                                           (897,988)         (302,072)
               Accrued taxes and expenses                                                  (48,280)         (273,539)
               Billing in excess of cost                                                   (54,464)
               Other liabilities                                                            (2,889)
               Customer deposits held                                                      578,628            16,818

                   Net cash used in operating activities                                (1,049,727)         (832,518)

Cash Flows from Investing Activities;
     Security held to maturity, matured                                                    802,235
     Computer software development costs                                                                     (22,000)
     Purchase of property and equipment and leasehold improv.                              (47,127)          (70,567)

        Cash provided by (used in) investing activities                                    755,108           (92,567)

Cash Flows from Financing activities
     Proceeds of bank credit lines                                                                           418,563
     Discontinued operation                                                                 12,797
     Capitalized lease obligation payments                                                 (13,091)           (6,334)

        Cash provided by (used in) Financing activities                                       (294)          412,229

     Net cash decrease                                                                    (294,913)         (512,856)
     Cash and cash equivalents -beginning                                                8,914,473           567,567
     Cash and cash equivalents -ending                                                  $8,619,560           $54,711


Notes to Financial Statements



Note 1. Basis of Presentation



The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statement of cash flows, as of the dates and for the Diversified Security Solutions, Inc. periods presented. The Notes to Financial Statements included in the Company's 2001 Annual Reports on Form 10-KSB should read in conjunction with these financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  (a) Overview

                  We are a single source/turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our two operating divisions are integration and manufacturing which focus on the electronic security of the security industry. We provide services, which include:

                  o consulting and planning;

                  o engineering and design;

                  o systems integration and

                  o maintenance and technical support.

              As a security integrator, we design, customize, install, connect and maintain Closed Circuit TV and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may also install, maintain and monitor intrusion alarms and monitor alarms for building maintenance systems and fire alarm systems.

              We also manufacture, develop and assemble various related products, which we use in our own installations and for sales to other integrators under the trade name Viscom Products.

         (b) Results of Operations

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001.

     Revenues. Revenues for the quarter ended March 31, 2002 totaled $3,179,384 representing a decrease of 14.4% or $535,992 from $3,715,376 reported for the same quarter a year ago. Revenues decreased primarily due to customer delays in releasing orders from existing backlog.

     Cost of Goods Sold. Cost of Goods Sold decreased to $1,891,344 or 59.5% of revenues for the quarter ended March 31, 2002, from $2,303,440 or 62.0% of revenues for the quarter ended March 31, 2001. This reduction was attributed to a combination of a reduction in sales, as well as our more efficiently purchasing material and our using our labor in a more efficient manner.

     Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to $1,212,966 for the quarter ended March 31, 2002 from $1,082,614 for the same quarter a year ago a 12.0% increase or $130,352. The increase in expenses was due to the hiring of additional employees in anticipation of an expected increase in the demand for our services.

     Operating Income. Operating Income for the quarter ended March 31, 2002 totaled $75,074 representing a decrease of 77.2% or $254,248 from $329,322 for the same quarter a year ago.

     Interest Expense - net. Interest Expenses net of Interest Income for the three months ended March 31, 2002 was $9,851 or .3% as a percentage of revenue compared to $40,653 or 1.1% for the comparable period a year ago. The savings were caused by less bank borrowing and $28,996 in interest income from short term investment of the balance of the proceeds of the initial public offering on November 15, 2001.

     Net Income. For the Quarter ended March 31, 2002 our net income totaled $39,223 or 1.2% of revenues, as compared to net income of $173,669, or 4.7% of revenues, for the Quarter ended March 31, 2001. This resulted in basic earnings per share of $0.01 on 4,725,000 basic weighted average common share outstanding for the quarter ended March 31, 2002 compared with $0.06 per share on 3,000,000 basic weighted average common shares outstanding for the quarter ended March 31, 2001.


         (c) Liquidity and Capital Resources


     Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. On November 15, 2001, the Securities and Exchange Commission declared effective our registration statement pertaining to our initial public offering of 1,500,000 shares of our common stock. The public offering price of this offering was $7.00 per share, and we received net proceeds of approximately $8,613,014, after deducting the underwriter's discount of $1,050,000 and offering expenses of $836,986.In December, 2001, GunnAllen Financial, Inc., the managing underwriter of our initial public offering, exercised its over-allotment option to purchase an additional 225,000 shares of common stock and we received net proceeds of $1,370,250. As of March 31, 2002, we had $8,619,560 in cash and cash equivalents.

     Net cash Used in Operating Activities. Net cash used in operating activities amounted to $1,049,727 for the three months ended March 31, 2002 as compared to $832,518 during the same period a year ago.

     Net cash provided by investing activities. Net cash provided by investing activities increased to $755,108 for the first Quarter of 2002 as compared to a decrease of $92,567 for the same period a year ago.

     Net cash used by financing activities amounted to $294 for the first quarter of 2002 as compared to net cash provided by financing activities amounted to $412,229 for the same period a year ago.

     Our capital requirements have grown substantially since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements.


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

     (e) Forward Looking Statements

     The foregoing contains certain forward-looking statements. Due to the fact that we face intense competition in a business characterized by changing technology and high capital requirements, actual results and outcomes may differ materially from any such forward looking statements and, in general, are difficult to forecast.

Part II  Other Information - None


                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 14, 2002

                                       DIVERSIFIED SECURITY SOLUTIONS, INC.

                                       By: /s/ James E. Henry
                                           -----------------------------------
                                           James E. Henry
                                           Chairman and Chief Executive Officer


                                       By: /s/ Irvin F. Witcosky
                                           -----------------------------------
                                           Irvin F. Witcosky
                                           President and Chief Operating Officer