Form 10QSB
period 2002-06-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2002-08-14
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE
         ACT OF 1934


         For the quarterly period ended June 30, 2002

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934

              For the transition period from __________to__________
                          Commission File No. 05-62411


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


                       Yes   X                    No


           Number of shares outstanding of the issuer's Common Stock:


           Class                                     Outstanding at June 30, 2002
Common stock,  $.01 par value                               4,776,200

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX



Part I                                      Financial Information                                         Page
         Item 1.           Financial Statements

                           Consolidated Balance Sheets as of December 31, 2001 (Audited) and
                                    June 30, 2002 (Unaudited)                                             3

                           Consolidated Statements of Operations for the six and three months ended
                                    June 30, 2002 (Unaudited) and  June 30, 2001 (Unaudited)              4

                           Consolidated Statements of Cash Flows for the six
                                    months ended June 30, 2002 (Unaudited) and
                                    June 30, 2001 (Unaudited)                                             6

                           Notes to Financial Statements                                                  7

         Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations                                                                     7



Part II                                     Other Information                                            10


              Diversified Security Solutions, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                            As of
                                                    June 30,        December 31,
                                                      2002            2001
ASSETS                                            (Unaudited)       (Audited)
Current assets
              Cash and cash equivalents           $ 6,214,953     $ 8,914,473
              Accounts receivable - net             4,978,589       4,142,335
              Securities held to maturity             403,028         802,235
              Inventory                             2,099,006       1,239,362
              Costs in excess of billings             306,500         298,879
              Deferred tax asset                       88,400          88,000
              Other assets                            351,547         102,671
Total current assets                               14,442,023      15,587,955

Property and equipment                              1,815,577       1,355,184
              Accumulated depreciation             (1,019,197)       (882,222)
Computer software product costs                       613,812         613,812
              Accumulated amortization               (469,374)       (429,374)
Customer retainages                                    94,430
Other assets                                          480,521          56,163
                                                  $15,957,792     $16,301,518

Current liabilities
              Accounts payable                    $  $677,629     $ 1,192,882
              Accrued taxes and expenses              315,588         456,374
              Income taxes payable                     35,800          16,000
              Billing in excess of cost               112,400         191,254
              Long-term debt current                                   38,605
              Capitalized leases current                8,159          10,642
              Customer deposits                       697,320         293,289
Total current liabilities                           1,846,896       2,199,046

Long-term debt, less current                        2,408,683       2,897,005
Deferred tax liability                                103,000         103,000
                                                    4,358,579       5,199,051
Stockholders' equity:
              Preferred stock - par value $.01
              Common stock                             47,762          47,250
              Additional paid in capital           10,609,302      10,209,814

              Deferred compensation                   (10,417)        (20,834)
              Retained earnings                       952,566         866,237

Total stockholders' equity                         11,599,213      11,102,467

                                                  $15,957,792     $16,301,518


              Diversified Security Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                               Six months ended
                                                                   June 30,
                                                               2002           2001
                                                                   (UNAUDITED)

Sales                                                        $7,394,016     $6,209,405


Cost of goods sold                                            4,266,639      3,821,299


Gross profit                                                  3,127,377      2,388,106


Operating expenses                                            2,935,706      2,016,338


Operating income                                                191,671        371,768

Interest:
              Income                                            (38,467)             0
              Expense                                            78,809         93,203


Income before income taxes                                      151,329        278,565


Provision for income taxes                                       65,000        119,800


Net income                                                      $86,329       $158,765


Basic and diluted earnings per share:
              Basic earnings per common share                     $0.02          $0.05
              Weighted average common share                   4,725,000      3,000,000
              Diluted earnings per common share                   $0.02          $0.05
              Weighted average diluted shares outstanding     4,800,000      3,075,000



              Diversified Security Solutions, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                 Three months ended
                                                                       June 30,
                                                                 2002             2001
                                                                       (UNAUDITED)

Sales                                                          $4,214,632       $2,494,029


Cost of goods sold                                              2,375,295        1,517,859


Gross profit                                                    1,839,337          976,170


Operating expenses                                              1,722,740          933,724


Operating income                                                  116,597           42,446

Interest:
              Income                                               (9,471)               0
              Expense                                              39,962           52,550


Income (loss) before income taxes                                  86,106          (10,104)


Provision for income taxes                                         39,000            4,800


Net income (loss)                                                 $47,106         ($14,904)


Basic and diluted earnings per share:
              Basic earnings (loss) per common share                $0.01           ($0.00)
              Weighted average common share                     4,725,000        3,000,000
              Diluted earnings (loss) per common share              $0.01           ($0.00)
              Weighted average diluted shares outstanding       4,800,000        3,075,000


             Diversified Security Solutions, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                                    For Six Months Ended
                                                                                           June 30,
                                                                                     2002             2001


Cash Flows from Operating Activities:
       Net income (loss)  for the quarter                                           $86,329         $158,765
       Adjustments to reconcile net income (loss) to net cash used in operating activities:
                  Amortization of stock based compensation                           10,417           10,416
                  Depreciation and amortization                                     176,975          110,000
                  Doubtful accounts expense                                                           14,500
                  Changes in operating assets and liabilities:
                       Accounts receivable                                         (836,254)      (1,516,761)
                       Inventory                                                   (859,644)         532,275
                       Costs in excess of billings                                   (7,621)
                       Prepaid Corp tax                                            (249,276)
                       Other assets                                                (115,767)        (250,579)
                       Accounts payable                                            (515,253)        (333,277)
                       Accrued taxes and expenses                                  (120,987)        (287,862)
                       Billings in excess of cost                                   (78,854)
                       Other liabilities                                                             (11,000)
                       Customer deposits held                                       404,031          (39,459)
                       Customer retainages                                          (94,430)
                            Net cash used in operating activities                (2,200,334)      (1,612,982)

Cash Flows from Investing Activities:
       Securities held to maturity                                                  399,207
       Computer software development costs                                                           (43,000)
       Purchase of property and equipment and leasehold improv.                    (368,984)        (132,850)
                            Cash provided by (used in) investing activities          30,223         (175,850)

Cash Flows from Financing activities:
       Proceeds of bank credit lines                                                               1,300,000
       Proceeds of equipment loan facility                                           41,679           54,854
       Repayments against bank credit lines                                        (530,000)
       Repayments of loans from others                                              (38,605)         (14,832)
       Capitalized lease obligation payments                                         (2,483)         (10,693)
       Deferred IPO costs                                                                 0          (60,718)
                            Cash provided by financing (used in) activities        (529,409)       1,268,611

       Net cash decrease                                                         (2,699,520)        (520,221)
       Cash-beginning                                                            $8,914,473         $567,567
       Cash-ending                                                               $6,214,953          $47,346


Notes to Financial Statements

 Basis of Presentation


         The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statement of cash flows, as of the dates and for the Diversified Security Solutions, Inc. periods presented. The Notes to Financial Statements included in the Company's 2001 Annual Reports on Form 10-KSB should be read in conjunction with these financial statements.

         The financial statements include operations of Photo Scan Systems, Inc. from April 1, 2002, which was acquired at May 17, 2002. See Item 2(d).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a) Overview

         We are a single source/turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our two operating divisions are integration and manufacturing which focus on the electronic security of the security industry. We provide services, which include:

          o    consulting and planning;

          o    engineering and design;

          o    systems integration; and

          o    maintenance and technical support.

         As a security integrator, we design, customize, install, connect and maintain Closed Circuit TV and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may install, maintain and monitor intrusion alarms and sometimes monitor building system alarm for building maintenance systems and fire alarm systems.

         We also manufacture, develop and assemble various related products, which we use in our own installations and for sales to other integrators under the trade name Viscom Products.

         (b) Results of Operations

         Comparison of three and six months ended June 30, 2002 to the three and six months ended June 30, 2001.

         Revenues. Revenues for the quarter ended June 30, 2002 totaled $4,214,632 representing an increase of 69.0% or $1,720,603 from $2,494,029 reported for the same quarter a year ago. Revenues for the six months ended June 30, 2002 totaled $7,394,016 representing an increase of 19.1% or $1,184,611 from $6,209,405 reported for the same six months a year ago.

Revenues increased primarily due to customers releasing orders from existing backlog and new orders.

         Cost of Goods Sold. Cost of Goods Sold for the quarter ended June 30, 2002 decreased by 4.5% to 56.4% of revenues for the quarter ended June 30, 2002, from 60.9% of revenues for the quarter ended June 30, 2001.

Cost of Goods Sold for the six months ended June 30, 2002 decreased by 3.8% to 57.7% of revenues for the six months ended June 30, 2002, from 61.5% of revenues for the six months ended June 30, 2001.

This reduction in cost was attributed to efficiency in both material purchase and labor utilization.

         Selling, General and Administrative Expenses. Selling, General and Administrative Expenses increased to $1,722,740 or 40.9% for the quarter ended June 30, 2002 from $933,724 or 37.4% for the same quarter a year ago. For the six months ended June 30, 2002 Selling, General and Administrative Expenses increased to $2,935,706 or 39.7% compared to $2,016,338 or 32.5% for the six months ended June 30, 2001.

The increase in expenses was due mostly to the mobilization of the Company for growth. This includes new expenses for marketing and trade show attendance that was a nominal cost to the Company prior to January 1, 2002. In addition, new staffing and training for positions in sales project management and technical service has dramatically accelerated through the 2nd Quarter. This preparation in staffing and training will intended to enable the Company to meet the obvious challenge that an increase in business from the new proactive sales and marketing program may bring.

         Operating Income. Operating Income for the quarter ended June 30, 2002 totaled $116,597 or 2.8%, an increase of 1.1% or $74,151 compared to $42,446 or 1.7% for the same quarter a year ago. For the six months ended June 30, 2002, operating income decreased to $191,671 or 2.6% compared to $371,768 or 6.0% for the six months ended June 30, 2001.

The decrease in Operating Income was caused by the increased operating expenses due to additional sales, marketing, and project administrative hiring for the anticipated internal growth and acquisitions.

         Interest Expense-net. Interest Expenses net of Interest Income for the three months ended June 30, 2002 was $30,491 compared to $52,550 for the comparable period a year ago. For the six months ended June 30, 2002 Interest expense-net decreased to $40,342 compared to $93,203 for the six months ended June 30, 2001. The savings were caused by no additional bank borrowing and $9,471 in interest income for the quarter ended June 30, 2002, and no bank borrowing and $38,467 in interest income for the six months ended June 30, 2002. Interest income was generated by short-term investment of the balance of the proceeds of the initial public offering on November 15, 2001.

         Net Income. For the quarter ended June 30, 2002 our net income totaled $47,106 or 1.1% of revenues, as compared to net loss of $(14,904), or (0.6%) of revenues for the same period a year ago. For the six months ended June 30, 2001 our net income totaled $86,329 or 1.2% of revenues compared to $158,765 or 2.6% of revenues for the same period a year ago. This resulted in basic earnings per share of $0.02 on 4,725,000 basic weighted average common share outstanding for the six months ended June 30, 2002 compared with $0.05 per share on 3,000,000 basic weighted average common shares outstanding for the six months ended June 30, 2001.

         (c) Liquidity and Capital Resources

         Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. On November 15, 2001, we successfully completed an initial public offering of 1,500,000 shares of our common stock. The public offering price of this offering was $7.00 per share, and we received net proceeds of approximately $8,613,014, after deducting the underwriter's discount of $1,050,000 and offering expenses of $836,986. In December, 2001, Gunn Allen Financial, Inc., the managing underwriter of our initial public offering, exercised its over-allotment option to purchase an additional 225,000 shares of common stock and we received net proceeds of $1,370,250. As of June 30, 2002, we had $6,214,953 in cash and cash equivalents and $403,028 in short term bank certificate of deposit held to maturity.

         Cash flows from Operating Activities. Net cash used in operating activities amounted to $2,200,334 for the six months ended June 30, 2002 as compared to $1,612,982 during the same period a year ago.

         Cash flows from investing activities. Net cash provided by investing activities amounted to $30,223 for the six months ended June 30, 2002 as compared to net cash used in investing activities of $175,850 for the same period a year ago.

         Cash flows from financing activities. Net cash used in financing activities amounted to $529,409 for the six months ended June 30, 2002 as compared to net cash provided by financing activities amounted to $1,268,611 for the same period a year ago.

         Our capital requirements have grown substantially since our inception with the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements.

         (d) Acquisition

         On May 17, 2002, we purchased all of the issued and outstanding shares of Photo Scan Systems, Inc. ("Photo Scan") from Secure Alarm Systems Inc. ("Secure Alarm"). Photo Scan is located in California, specializes in security systems for medical facilities and provides sales, system design, installation, service and maintenance of integrated security systems which include access control, closed circuit television, intercom, audio alarm and property intrusion detection. The purchase price for the issued and outstanding, shares of Photo Scan was $600,000 of which $200,000 was paid in cash and balance was paid by issuing 51,249 shares of our restricted common stock. Pursuant to the stock purchase agreement, we also paid off a $200,000 note made by Photo Scan in favor of Secure Alarm. The stock purchase agreement provides that in the event that one year from May 17, 2002 (the "Reference Date"), the average closing sale price of our common stock for the ten trading days immediately prior to the Reference Date (the "Current Market Price") is less than approximately $7.81 per share we will pay Secure Alarm an amount equal to the difference between $400,000 and the 51,249 shares multiplied by the Current Market Price.

         (e) Recently Issued Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141 Business Combinations and Statement No.142 Goodwill and other Intangible Assets. These statements are effective July 1, 2001 for business combinations completed on or after that date. These statements became effective for us on January 1, 2002 with respect to business combinations completed on or before June 30, 2001.

         (f) Forward Looking Statements

         This quarterly report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, doing business with governmental entities and the release of backlog orders, the fact that we face intense competition in a business characterized by rapid growth, changing technology and high capital requirements that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advice readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Part II  Other Information-


         Item 1. Legal Proceedings.

         On or about April 18, 2002, Plaintiff Alan Carden commenced an action against, La Rossa ElectInc. Inc. and Henry Brothers., Inc. ("Henry Brothers"), our wholly-owned subsidiary, in Supreme Court of the State of New York, County of Westchester. The Complaint alleges that plaintiff was injured while working on the Westchester County Department of Correction while Henry Brothers was working on a job at the facility and as a result plaintiff is seeking $6,000,000 together with costs and disbursements. We have submitted this matter to our insurance carrier.


         Item 2. Changes in Securities

         As stated above, on May 17, 2002, we purchased all of the issued and outstanding shares of Photo Scan Systems, Inc. ("Photo Scan"). The purchase price of the issued and outstanding shares of Photo Scan was $600,000 of which $200,000 was paid in cash and the balance was paid by issuing 51,259 shares of our restricted common stock to Secure Alarm. The issuance of the securities to Secure Alarm was in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering.


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.


                                        Diversified Security Solutions, Inc.

                                        By: /s/ James E. Henry
                                            ------------------------------------
                                            James E. Henry
                                            Chairman and Chief Executive Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, James E. Henry, Chairman and Chief Executive Officer of Diversified Security Solutions, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the
     Company:

     1. fully complies with the requirements of section 13(a) or 15(d) of the Security Exchange Act of 1934, 15 U.S.C. 78 m or 78 o(d), and,
     2. the information contained in the periodic report fairly present, in all material respects, the final condition and results of operations of the Company


Dated: August 13, 2002
                                                  James E. Henry
                                            ---------------------------
                                            James E. Henry
                                            Chairman and Chief Executive Officer





CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Louis Massad, Vice President and Chief Financial Officer of Diversified Security Solutions, Inc. (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge the foregoing Quarterly Report of the Company:

     1. fully complies with the requirements of section 13(a) or 15(d) of the Security Exchange Act of 1934, 15 U.S.C. 78 m or 78 o(d), and,
     2. the information contained in the periodic report fairly present, in all material respects, the final condition and results of operations of the Company


Dated: August 13, 2002
                                                 Louis Massad
                                      -----------------------------------
                                      Louis Massad
                                      Vice President and Chief Financial Officer