Form 10QSB
period 2002-09-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2002-11-15
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

    For the quarter ended September 30, 2002

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934, as amended, during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

           Number of shares outstanding of the issuer's Common Stock:

        Class:                                Outstanding at November 7, 2002:

Common stock, $.01 par                                    5,138,357

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

PART I            FINANCIAL INFORMATION                                                             PAGE NO.

Item 1.           Financial Statements                                                                  3

                  Consolidated Balance Sheets as of December 31, 2001 (Audited) and
                  September 30, 2002 (Unaudited)                                                        3

                  Consolidated Statements of Operations for the nine and three months ended
                  September 30, 2002 (Unaudited) and September 30, 2001 (Unaudited)                     4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2002 (Unaudited) and September 30, 2001 (Unaudited)                     6

                  Notes to Financial Statements                                                         7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                            9

Item 3.           Controls and Procedures                                                              11

PART II           OTHER INFORMATION                                                                    12

Item 1.           Legal Proceedings                                                                    12

Item 2.           Changes in Security                                                                  12

Item 3.           Default upon Securities                                                              12

Item 4.           Submission of Matters to a Vote of Security Holders                                  12

Item 5.           Other Information                                                                    12

Item 6.           Exhibits and Reports                                                                 13

SIGNATURES AND CERTIFICATIONS                                                                          13

INDEX TO EXHIBITS

              Diversified Security Solutions, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                                       September 30,            December 31,
                                                                                            2002                    2001
                                                                                        (Unaudited)              (Audited)
ASSETS
Current assets
           Cash and cash equivalent                                                     $ 5,213,865             $ 8,914,473
           Accounts receivable - net                                                      5,589,759               4,142,335
           Note receivable                                                                  500,000                       0
           Securities held to maturity                                                            0                 802,235
           Inventory                                                                      2,103,883               1,239,362
           Costs in excess of billing                                                       196,850                 298,879
           Deferred tax assets                                                              112,000                  88,000
           Other assets                                                                     384,617                 102,671
           TOTAL CURRENT ASSETS                                                          14,100,974              15,587,955

Property and equipment, net of depreciation of $1,301,414 and $888,222                      902,813                 472,962
Computer software product cost, net of amortization of $449,374 and $429,374                184,438                 184,438
Goodwill                                                                                  2,055,000                       0
Other Intangible - net                                                                    1,080,000                       0
Other assets                                                                                214,319                  56,163
                                                                                        $18,537,544             $16,301,518
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities
           Accounts payable                                                             $   995,432             $ 1,192,882
           Accrued taxes and expenses                                                       343,741                 456,374
           Income taxes payable                                                             182,000                  16,000
           Billing in excess of cost                                                        111,240                 191,254
           Long-term debt current                                                                 0                  38,605
           Capitalized leases current                                                         1,076                  10,642
           Customer deposits                                                                306,867                 293,289
           TOTAL CURRENT LIABILITIES                                                      1,940,356               2,199,046

Long-term debt, less current                                                              2,105,371               2,897,005
Deferred tax liability                                                                      182,000                 103,000
                                                                                          4,227,727               5,199,051
Contingent Liabilaites

Shareholders' equity:
           Preferred stock - par value $.01                                                       0                       0
           Common stock                                                                      50,184                  47,250
           Additional paid in capital                                                    13,151,881              10,209,814
           Deferred compensation                                                             (5,209)                (20,834)
           Retained earnings                                                              1,112,961                 866,237

           TOTAL  SHAREHOLDERS' EQUITY                                                   14,309,817              11,102,467

TOTAL LIABILITIES AND EQUITY                                                            $18,537,544             $16,301,518

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Diversified Security Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                    2002                   2001
                                                                                           (UNAUDITED)
Sales                                                                           $12,974,018             $8,350,863

Cost of goods sold                                                                7,396,307              5,133,687

Gross profit                                                                      5,577,711              3,217,176

Operating expenses                                                                5,097,668              2,773,742

Operating income                                                                    480,043                443,434

Interest:

                        Income                                                      (61,710)                     0
                        Expense                                                     113,029                154,113

Income before income taxes                                                          428,724                289,321

Provision for income taxes                                                          182,000                116,528

Net income                                                                         $246,724               $172,793

Basic and diluted earnings per share:
                        Earnings per common share                                     $0.05                  $0.06
                        Weighted average common share                             4,872,464              3,000,000
                        Weighted average diluted shares outstanding               4,947,464              3,075,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Diversified Security Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                                        Three months ended
                                                                                           September 30,
                                                                                    2002                   2001
                                                                                           (UNAUDITED)
Sales                                                                            $5,580,002             $2,141,458

Cost of goods sold                                                                3,129,668              1,312,388

Gross profit                                                                      2,450,334                829,070

Operating expenses                                                                2,123,495                757,404

Operating income                                                                    326,839                 71,666

Interest:

                    Income                                                          (23,243)                     0
                    Expense                                                          72,687                 60,910

Income before income taxes                                                          277,395                 10,756

Provision (credit) for income taxes                                                 117,000                 (3,272)

Net income                                                                         $160,395                $14,028

Basic and diluted earnings per share:
                    Earnings per common share                                         $0.03                  $0.00
                    Weighted average common share                                 4,872,464              3,000,000
                    Weighted average diluted shares outstanding                   4,947,464              3,075,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Diversified Security Solutions, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                                    (Unaudited)
                                                                                               For nine Months Ended
                                                                                                     September
                                                                                              2002                2001
Cash Flows and Operating Activities:
       Net income for the nine months                                                   $   246,724           $  172,793
       Adjustments to reconcile net income to net cash used in
            operating activities:
                 Amortization of stock based compensation                                    15,625               15,625
                 Depreciation and amortization                                              439,192              165,000
                 Deferred income taxes                                                       55,000               46,000
                 Changes in operating assets and liabilities:
                           Accounts receivable                                           (1,447,424)          (2,143,075)
                           Inventory                                                       (864,521)            (106,422)
                           Costs in excess of billings                                      102,029                    0
                           Other assets                                                    (160,102)            (108,203)
                           Accounts payable                                                (197,450)             458,935
                           Accrued taxes and expenses                                      (112,632)            (207,963)
                           Income taxes payable                                             166,000              (16,674)
                           Billings in excess of cost                                       (80,014)                   0
                           Customer deposits held                                            13,578               19,472
                                Cash used in operating activities                        (1,823,995)          (1,704,512)
Cash Flows from Investing Activities:
       Notes receivable                                                                    (500,000)
       Securities held to maturity                                                          802,235                    0
       Computer software development costs                                                  (20,000)             (65,000)
       Purchase of property and equipment and leasehold improv.                            (849,043)            (195,641)
       Acquisitions                                                                        (470,000)
                                Cash used in investing activities                        (1,036,808)            (260,641)
Cash Flows from Financing activities:
       Net proceeds (payments) of bank credit lines                                        (830,239)           1,907,398
       Capitalized lease obligation payments                                                 (9,566)             (13,353)
       Deferred IPO costs                                                                         0             (174,145)
                                Cash provided by (used in) financing activities            (839,805)           1,719,900
       Net cash decrease                                                                 (3,700,608)            (245,253)
       Cash-beginning                                                                   $ 8,914,473           $  567,567
       Cash-ending                                                                      $ 5,213,865           $  322,314
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Interest paid                                                                    $   113,029           $  154,113
       Income taxes paid                                                                $   165,000           $  148,000

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes to Financial Statements

Basis of Presentation

         The financial information provided herein was prepared from the books and records of the Company without audit. The information furnished reflects all normal recurring adjustments, which, in the opinion of the Company, are necessary for a fair statement of the balance sheets, statement of operations, and statement of cash flows, as of the dates and for the periods presented. The Notes to Financial Statements included in the Company's 2001 Annual Reports on Form 10-KSB filed on April 1, 2002 should be read in conjunction with these financial statements.

         The financial statements include operations of Photo Scan Systems, Inc. a California corporation (now known as Henry Bros. Electronics, Inc.) ("Photo Scan")) from April 1, 2002, National Safe of California, Inc. from July 1, 2002 and Corporate Security Integration, L.L.C. (now known as Henry Bros. Electronics, L.L.C., an Arizona Limited Liability Company ("CSI")) from August 1, 2002.

Acquisitions

         As previously reported, on May 17, 2002, we purchased all of the issued and outstanding shares of Photo Scan from Secure Alarm Systems Inc. ("Secure Alarm"). Photo Scan, which is located in California, specializes in security systems for medical facilities and provides sales, system design, installation, service and maintenance of integrated security systems which include access control, closed circuit television, intercom, audio alarm and property intrusion detection. The purchase price for the issued and outstanding, shares of Photo Scan was $600,000 of which $200,000 was paid in cash and balance was paid by issuing 51,249 shares of our restricted common stock. Pursuant to the purchase agreement, we also paid off a $200,000 note made by Photo Scan in favor of Secure Alarm. The purchase agreement provides that in the event that one year from May 17, 2002 (the "Reference Date"), the average closing sale price of our common stock for the ten trading days immediately prior to the Reference Date (the "Current Market Price") is less than $7.81 per share, we will pay Secure Alarm an amount equal to the difference between $400,000 and the 51,249 shares multiplied by the Current Market Price.

         Effective as of August 13, 2002 (the "Closing") and as previously reported on form 8-K, which was filed with the Securities and Exchange Commission on August 27, 2002, Photo Scan, a wholly-owned subsidiary of ours, purchased all of the issued and outstanding stock of National Safe of California, Inc. ("National Safe"). National Safe supplies and services alarm security equipment, backup high security systems, lock and locking mechanisms, timing mechanisms, vault security, control systems and high resolution surveillance equipment. The purchase price of the acquisition was $2,000,000, which was paid by issuing an aggregate of 283,566 shares of our unregistered and restricted common stock (the "Shares"). As part of this transaction, Photo Scan made a $500,000 non-recourse loan, to Lee A. Kann, the seller of National Safe's outstanding stock, due August 12, 2003. As collateral for the payment of the promissory note, Mr. Kann assigned, pledged, transferred and granted a security interest in 70,000 of the Shares to us. The Stock Purchase Agreement pursuant to which the stock of National Safe was acquired, provides that in the event that one year from the Closing (the "Reference Date"), the average closing sale price of our common stock for the ten trading days immediately prior to the Reference Date is less than $7.053 per share (the "Current Market Price"), we have to within 10 days of the Reference Date, either purchase 212,675 of the Shares for $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay Mr. Kann an amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by the Current Market Price. The following table provides pro forma results of operations for the nine months ended September 30, 2002 and 2001, as if National Safe had been acquired at January 1, 2001. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of National Safe. Accordingly, such amounts are not indicative necessarily of the results that would have occurred if the acquisition had been completed on the date indicated or to us that may result in the future.

                 PRO FORMA CONDENSED COMBINED RESULTS (UNAUDITED)

                      NINE MONTHS ENDED SEPTEMBER 30, 2002

                                              Historic
                                     ----------------------------
                                     Diversified        National                Adjustments                  Pro Forma
                                     -----------        --------                -----------                  ---------
Sales                                $12,400,045       $2,018,595                                           $14,418,640
Net Income (Loss)                       $117,660         $(65,426)       $(27,550)          (1,2)               $24,684
Earnings (Loss) per share
Basic                                      $0.05                                                                  $0.00
Diluted                                    $0.05                                                                  $0.00

                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                              Historic
                                     ----------------------------
                                     Diversified        National                Adjustments                  Pro Forma
                                     -----------        --------                -----------                  ---------
Sales                                 $8,350,863        $2,148,323                                          $10,499,186
Net Income (Loss)                       $172,792        $ (134,659)      $(27,550)          (1,2)               $10,583
Earnings (Loss) per share
Basic                                      $0.06                                                                  $0.00
Diluted                                    $0.06                                                                  $0.00

(1) To amortize other intangibles (covenant not to compete for 5 years and service rights and customers list for 15 years) on a straight line basis.

(2) To record the effects of income tax benefits related to pro forma adjustments using a 42% tax rate.

         On September 22, 2002, Photo Scan Systems acquired Corporate Security Integration, LLC ("CSI"). CSI is located in Phoenix, Arizona and specializes in access controls and closed circuit television monitoring. The purchase price for CSI was $815,000 of which $270,000 was paid in cash and $545,000 was paid by issuing 78,542 shares of our common stock.

         Intangible assets acquired (covenant not to compete for 5 years and service rights and customers list for 15 years) are amortized on a straight line basis.

Forward-Looking Statements

         This quarterly report contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including, among other things, our ability to utilize the acquisitions we have made, possible significant variations in recognized revenue due to customer-caused delays in installation, cancellation of our contracts by our customers and intense competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will increase or that our acquisitions will positively contribute to earnings. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advice readers that the factors listed above, among other factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically declines any obligations, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         (a) Overview

         We are a single source/turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our three operating divisions are technical services, integration and manufacturing. We provide services, which include:

              o    consulting and planning;

              o    engineering and design;

              o    systems integration;

              o    maintenance and technical support and

              o    threat assessment.

         As a security integrator, we design, customize, install, connect and maintain Closed Circuit TV and access control systems for customers in the private and public sectors through our wholly-owned subsidiary Henry Bros. Electronics, Inc. As part of an access control system, we may install, maintain and monitor intrusion alarms and sometimes monitor building system alarm for building maintenance systems and fire alarm systems; risk identification and assessment; business resumption planning; chemical, biological response plans and procedures; and development of emergency plans and procedures; equipment identification and purchase.

         Our Technical Services division advises clients on their overall security needs, including:

              o    risk identification and assessment;

              o    business resumption planning;

              o    chemical and biological response plans and procedures;

              o    development of emergency plans and procedures; and

              o    equipment identification and purchase.


         We also manufacture, develop and assemble various security-related products, which we use in our own installations and for sales to other integrators under the trade name Viscom Products.

         (b) Results of Operations

         Comparison of three and nine months ended September 30, 2002 to the three and nine months ended September 30, 2001.

         Sales. Sales for the quarter ended September 30, 2002 totaled $5,580,002 representing an increase of 160.6 % or $3,438,544 from $2,141,458 reported for the same quarter a year ago. We attribute $2,158,950 of this increase to internal growth and $1,279,547 to the acquisitions of Photo Scan, National Safe and CSI.

         Sales for the nine months ended September 30, 2002 were $12,974,018 representing an increase of 55.4 % or $4,623,155 compared to $8,350,863 for the nine months ended September 30, 2001. We attribute $3,143,862 of this increase to internal growth and $1,479,293 from the aforementioned acquisitions. Sales for the nine months ended September 30,2002, have already exceeded our sales for all of 2001 by $1,045,405 or 8.8%.

         Cost of Goods Sold. Cost of goods sold for the quarter ended September 30, 2002 decreased as a percentage of sales by 5% compared to cost of goods sold for the three months ended September 30, 2001. For the three months ended September 30, 2002, cost of goods sold increased by $1,817,280 compared to the three months ended September 30, 2001.

         Cost of goods sold for the nine months ended September 30, 2002 increased as a percentage of sales by approximately 4%. The Company attributes this increase to the cost of operating improvements that have not been fully realized.

         Cost of goods sold for nine months ended September 30, 2002 increased by $2,262,620 compared to the nine months ended September 30, 2001.

         We attribute the increase in cost of goods sold in the three and nine months of 2002 compared to the comparable three and nine months of 2001 primarily to an increase in sales.

         Operating Expenses. Operating expenses for the quarter ended September 30, 2002 were 38.1% of sales. For the quarter ended September 30, 2002, operating expenses increased $1,366,091 or 2.7% of sales compared to the quarter ended September 30, 2001. Operating expenses for the nine months ended September 30, 2002 were 39.3% of sales. For the nine months ended September 30, 2002, operating expenses increased by $2,323,926 or 6.1% of sales compared to the nine months ended September 30, 2001.

         We attribute the increase in operating expenses to the hiring of additional employees, primarily in sales and in our Technical Services division, the training and other costs associated with these new employees and to acquisition costs. We expect that these additional employees and our acquisitions will enable us to continue to increase our sales and earnings.

         Operating Income. Operating income for the quarter ended September 30, 2002 totaled $326,839 or 5.9% of sales. This was an increase of approximately $255,173 or 2.6% of sales compared to the quarter ended September 30, 2001. Of this increase, approximately $77,572 was the result of sales derived from our recent acquisitions. For the nine months ended September 30, 2002 operating income was $480,043 or 3.7% of sales. This was an increase of $36,609 or 1.6% compared to the nine months ended September 30, 2001. The increase in operating income is attributable to an increase in revenue and the more efficient use of our resources.

         Interest Expense - net. Interest Expenses net of interest income for the three months ended September 30, 2002 was $49,444 compared to $60,910 for the comparable period a year ago. For the nine months ended September 30, 2002 interest expense net of interest income decreased to $51,319 compared to $154,113 for the nine months ended September 30, 2001.

         The decrease in interest expense was due to not borrowing additional funds, lower interest rates and $61,710 in interest income for the nine months ended September 30, 2002, compared to interest income of $23,243 for the quarter ended September 30, 2002. Interest income was generated by short-term investment of the balance of the proceeds of our initial public offering.

         Net Income. Net income for the quarter ended September 30, 2002 totaled $160,395 or 2.8% of sales. This was an increase of $146,367 compared to the three months ended September 30, 2001. For the nine months ended September 30, 2002, net income was $246,724 or 1.9% of sales. Net income increased by $73,931 or 42.8% compared to the nine months ended September 30, 2001.

         Basic earnings per share was $0.03 on 4,872,464 basic weight average common shares outstanding for the three months ended September 30, 2002 compared to $.00 per share on 3,000,000 basic weight average common shares outstanding for the three months ended September 30, 2002.

         Basic earnings per share was $0.05 on 4,872,464 basic weighted average common share outstanding for the nine months ended September 30, 2002 compared to $0.06 per share on 3,000,000 basic weighted average common shares outstanding for the nine months ended September 30, 2001.

         The decrease in basic earnings per share is attributed to the issuance of additional shares in connection with the acquisitions of Photo Scan, National Safe and CSI.

         (c) Liquidity and Capital Resources

         In 2001, we completed our initial public offerings of 1,725,000 shares of our common stock and received net proceeds of approximately $9,983,264 (including proceeds received from the sale of 275,000 shares of our common stock upon exercise of the underwriter's over allotment option).

         Net Cash Used in Operating Activities. Net cash used in operating activities amounted to $1,823,995 for the nine months ended September 30, 2002 as compared to $1,704,512 during the same period a year ago.

         Net Cash Used in Investing Activities. Net cash used in investing activities amounted to $1,036,808 for the nine months ended September 30, 2002 as compared to $260,641 for the same period a year ago.

         Net Cash Provided by (Used In) Financing Activities. Net cash used in by financing activities amounted to $839,805 for the nine months ended September 30, 2002 as compared to $1,719,900 provided by financing activities for the same period a year ago.

         Our capital requirements have grown substantially since our inception due to the growth of our operations caused by increased staffing and the acquisitions we have made. We expect our capital requirements to continue to increase in the future as we seek to expand our operations. We believe that our current cash, available lines of credit and the cash expected to be generated from operations will be sufficient to meet our capital requirements for at lease the next twelve months.

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

         In June 2001, the Financial Accounting Standards board issued "SFAS" No. 143, Accounting for Asset Retirement Obligations, which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing the impact on the consolidated financial statements and will adopt the provisions of this standard in the first quarter of 2003.

         In October, 2001, the Financial Accounting Standards board issued "SFAS" No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which established a universal accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale. The Company adopted the provisions in the first quarter of 2002 and it had not impact to the consolidated financial statements.

Item 3. Controls and Procedures

         Within 90 days of the filing of this report on Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including James E. Henry, Chairman and Chief Executive Officer, and Louis Massad, Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, Messrs. Henry and Massad have concluded that the Company's disclosure controls procedures are functioning effectively to provide reasonable assurance that the Company is meeting its disclosure obligations. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls since the date of Messrs. Henry's and Massad's most recent review of the Company' internal control systems. The design of any system of internal controls and procedures is based upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goal under all potential future conditions, regardless of how remote.

Part II Other Information -

         Item 1. Legal Proceedings

         Not applicable

         Item 2. Changes in Securities

         As stated above, on August 13, 2002, Photo Scan Systems, Inc. one of our wholly-owned subsidiaries purchased all of the issued and outstanding shares of National Safe of California, Inc. from Lee A. Kann. The purchase price was $2,000,000, which was paid by issuing an aggregate of 283,566 shares of our unregistered and restricted common stock. The issuance of the securities to Lee Kann was in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

         As stated above, on September 22, 2002, Photo Scan Systems, Inc., purchased 100% of the membership interest of CSI from Patrick Warner, its sole member. The purchase price for the membership interest was $815,000 of which $270,000 was paid in cash and $545,000 was paid by issuing 78,542 shares of our common stock to Mr. Warner. The issuance of the securities in this transaction was in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.

         Item 3. Defaults Upon Senior Securities

         Not applicable

         Item 4. Submission of Matters to a Vote of Security Holders

         At our 2002 Annual Meeting of stockholders held on October 28, 2002, the following individuals constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

              Name           Number of Votes For      Votes Withheld
              ----           -------------------      --------------
         Robert S. Benou          4,715,200                4,350
         James E. Henry           4,709,700                9,850
         Leroy Kirchner           4,715,200                4,350
         Sal Lifrieri             4,709,700                9,850
         Louis S. Massad          4,709,700                9,850
         Joseph P. Ritorto        4,715,200                4,350
         Irvin F. Witcosky        4,709,680                9,870

         The stockholders voted to ratify the selection of Demetrius & Company, L.L.C. as our independent accountants for 2002. The results of the voting of this proposal were 4,712,150 in favor, 4,500 against and 2,900 abstentions.

         The stockholders also approved adoption of the Company's 2002 Stock Option Plan. The results of the voting of this proposal were 4,665,360 in favor, 44,690 against and 9,500 abstentions.

         Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8K

         a) The following exhibits are included in this Form 10QSB.

            2.1 Stock Purchase Agreement by and among Diversified Security Solutions, Inc., Photo Scan Systems, Inc., National Safe of California, Inc. and Lee A. Kann dated August 13, 2002; incorporated by reference to the 8-K of the Company filed with the Securities and Exchange Commission on August 27, 2002.

            10.1 Employment Agreement of Salvatore Lifrieri, dated August 13, 2002.

         b) Reports on 8-K

         On August 27, 2002, we filed an 8-K reporting an Item 2 event announcing a definitive agreement to purchase all of the issued and outstanding common stock of National Safe of California, Inc. On October 25, 2002, we filed amendment Number 1 to the 8-K filed on August 27, 2002 to file the unaudited pro forma condensed combined balance sheet as of June 30, 2002 and unaudited pro forma condensed combined statement of operations for the six months ended June 30, 2002 and the year ended December 31, 2001 to reflect the acquisition of National Safe of California, Inc.

         Pursuant to signatures the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                DIVERSIFIED SECURITY SOLUTIONS, INC.

                                By:  /s/ James E. Henry
                                ---------------------------------------------
                                         James E. Henry
                                         Chairman and Chief Executive Officer

                                By:  /s/ Louis Massad
                                ---------------------------------------------
                                         Louis Massad
                                         Chief Financial Officer

Dated:  November 14, 2002

                    Certification of Chief Executive Officer
                      for Quarterly Report on Form 10-QSB

         I, James E. Henry, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Diversified Security Solutions, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                           /s/ James E. Henry
                           ----------------------------------------------------
                           James E. Henry, Chairman and Chief Executive Officer

                    Certification of Chief Financial Officer
                      for Quarterly Report on Form 10-QSB

         I, Louis Massad, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Diversified Security Solutions, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                          /s/ Louis Massad
                          -----------------------------------------------------
                          Louis Massad, Chief Financial Officer, Vice President and Treasurer