Form 10KSB
period 2002-12-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2003-03-31
CIK 1099918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _____________ TO __________________

                          Commission File No. 005-62411

                                   ----------

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
           (Name of small business issuer as specified in its charter)

                                   ----------

                 Delaware                                        22-3690168
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

            280 Midland Avenue                                     07663
        Saddle Brook, New Jersey                                 (Zip Code)
(address of principal executive offices)

         Issuer's Telephone number, including area code: (201) 794-6500

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

                                   ----------

           Securities registered pursuant to Section 12(g) of the Act:

                                   ----------

                          Common Stock, $.01 par value
                                (Title of Class)

                                   ----------

     Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $14,733,963 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of March 10, 2003).

     The Registrant's sales for the year ended December 31, 2002 were $18,830,093.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                   5,138,357
     (Title of Class)                                 (No. of Shares Outstanding
                                                           at March 10, 2003)

                      Documents Incorporated By Reference:
                                      None

================================================================================

                      DIVERSIFIED SECURITY SOLUTIONS, INC.

                                Table of Contents

PART I                                                                                             1

Item 1.  Description of Business                                                                   1

Item 2.  Description of Property                                                                   9

Item 3.  Legal Proceedings                                                                        10

Item 4.  Submission of Matters to a Vote of Stockholders                                          10

PART II                                                                                           11

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                    11

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations    12

Item 7.  Financial Statements                                                                     17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     18

PART III                                                                                          18

Item 9.  Directors and Executive Officers of the Company                                          18

Item 10. Executive Compensation                                                                   21

Item 11. Security Ownership of Certain Beneficial Owners and Management                           23

Item 12. Certain Relationships and Related Transactions                                           24

Item 13. Exhibits and Reports on Form 8-K                                                         25

Item 14. Controls and Procedures                                                                  25

     Forward Looking Statements

     This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those stated. Such statements are subject to certain risks and uncertainties, including our ability to utilize the acquisitions we have made; possible significant variations in recognized revenue due to customer caused delays in installations; cancellation of contracts by our customers and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Furthermore, there can be no assurance that our sales will continue to increase. The Company does not assume any obligation to update the forward-looking information and cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

                                     PART I

Item 1. Description of Business

     (a) Business Development. In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics. They sold Henry Bros. Electronics to Communication Group in 1985. In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our President and Chief Operating Officer, formed our predecessor company. We were incorporated in Delaware on November 18, 1999.

     In November 2001, we completed our initial public offering of 1,500,000 shares of common stock which is traded on the American Stock Exchange under the ticker symbol DVS. In December 2002, GunnAllen Financial, Inc., the underwriter of our initial public offering, exercised its over-allotment option to purchase 225,000 shares of our common stock.

     (b) Business of Issuer

     We are a single-source/turn-key provider of technology-based security solutions for medium and large commercial and governmental facilities in the United States.

     Security Distributing and Marketing magazine (SDM) ranks the top 100 largest firms selling closed circuit TV (CCTV), access control and integrated security systems. We were ranked No. 32 in SDM's 7th annual Top Systems Integrators Report published in July 2002.

     As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and reduce our clients' personnel power requirements and personnel power costs. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

     We believe that the following key attributes provide us with a sustainable competitive advantage:

     o    Experience and expertise;

     o    Technological sophistication;

     o    Quality control; and

     o    Strong list of references.

     Our Strategy

     Our strategy consists of the following components:

     o    Maintain and develop long-term relationships with clients;

     o    Focus on high value added services;

     o    Continue to expand our client base in targeted industries;

     o    Maintain a high level of technological sophistication; and

     o    Sell additional services to our established client base.

     Our three operating units are integration, threat assessment and manufacturing.

     Our Integration Solution

     At the beginning of each new client relationship, we designate one member of our professional staff as the client service contact. This individual is the point person for communications between us and the client and often acts as the client's project manager for all of its security needs. Our engagement may include:

     o    Consulting and planning;

     o    Engineering and design;

     o    Systems installation and management;

     o    Systems training; and

     o    Maintenance and technical support.

     Consulting and Planning

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

     o    Assess and prioritize the client's vulnerabilities;

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

     Engineering and Design

     The engineering and design process involves preparation of detailed project specifications and working drawings by a team of our engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the camera sensitivity requirements, layout of the control center, placement of cameras, card readers and other equipment and electrical requirements. Throughout our engineering and design process, our goal is understanding our client's operational preferences in order to design a system that is functional, cost-effective and accommodates our client's present and future requirements. In addition, we attempt to incorporate our client's existing personnel, equipment and other physical resources into the system design.

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

     Installation

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

     Maintenance and Technical Support

     We provide maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by us and for existing systems.

     Threat Assessment

     Our threat assessment division works with companies, governmental agencies and managers of high-rise office buildings to analyze their specific facilities and make risk management and security assessments. We then recommend the appropriate measures a client should take to protect itself and its employees. Our threat assessment division provides a wide array of services, including:

o    Analysis of emergency plans and procedures;

o    Assessment of vulnerabilities and response capabilities;

o    Crisis management planning;

o    Business resumption planning;

o    Chemical, biological response plans and procedures;

o    Development of emergency plans and procedures;

o    Equipment purchase and identification;

o    Field operating guides;

o    Integration of local, State, and Federal plans; and

o    Operational plans, procedures, and systems design.

     Manufacture and Supply

     Through our subsidiary, Viscom Products, Inc., we manufacture, develop and assemble various security related products, which we use in our own installations and for sales to other integrators. Our design, engineering, manufacturing and assembly facilities are located in our Saddle Brook, New Jersey headquarters.

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

     We have developed expertise in the security regulations applicable to airports, high-rise buildings, public transportation systems, prisons and nuclear utilities. We have identified several key industries or facility types that we believe have substantial and increasing requirements for security services, including corporate complexes, commercial and federal and facilities.

     Customers

     We provide our products and services to customers in the public and private sectors through direct sales to end-users and through subcontracting agreements. We have provided services to transit authorities, airports, universities, high-rise office-buildings, hospitals and airlines. The table below sets forth the approximate percentage of aggregate revenues from each of our largest customers/end-users for the year ended December 31, 2002:

                                                       PERCENTAGE OF
                                                         AGGREGATE
                                                          REVENUE
                                                       -------------
New York Metropolitan Transportation Authority (MTA)       19.8%
Port Authority of New York & New Jersey                    17.7%
San Francisco Muni                                         12.9%
Vornado Realty Trust                                        7.6%
New York City Transit Authority                             4.5%
Silverstein Properties                                      3.4%
Scottsdale Airport                                          2.5%
Hohokus Mansion                                             2.1%
Energy Nuclear Northeast                                    1.7%
UU - South Western Medical                                  1.7%

     Competition

The security industry is highly competitive. We compete on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. We will compete with different companies depending upon the nature of the project and the services being offered. For example, we have competed with ADT and Siemens for systems integration work. Many of our competitors have greater name recognition and financial resources. Our competitors also include equipment manufacturers and vendors that also provide security services. We believe that we compete primarily on our ability to deliver solutions that effectively meet a clients' requirements and, to a lesser extent and primarily in competitive bid situations, on price. Since completing our initial public offering in November 2001, we are able to get larger bonds, and, therefore, we can compete for larger projects as a primary contractor.

     Employees

     As of February 2003, we had 116 full time employees including officers, of whom: 74 were engaged in manufacturing, engineering, research and development or in systems installation and repair services, 28 in administration and financial control and 14 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

     Our business requires substantial technical capabilities in many disciplines from mechanics and computer science to electronics and advanced software. We emphasize continued training for new and existing technical personnel. Accordingly, we conduct training classes and seminars in-house, send select employees to technical schools and avail ourselves of training opportunities offered by equipment manufacturers and other specialists on a regular basis.

     Pricing

     We employ a variety of pricing strategies for our services. Proposals for consulting and threat assessment services are priced based on an estimate of hours multiplied by standard rates. Systems integration projects are based upon the estimated cost of the equipment for the project, plus the estimated hours for each skill set multiplied by the rate quoted, plus a profit margin. Prices for Viscom Products are based on the cost of the equipment plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement.

     Acquisitions

     In May 2002, we purchased all of the issued and outstanding shares of Photo Scan Systems, Inc. ("Photo Scan"). Photo Scan, which is located in California, specializes in security systems for medical facilities and provides sales, system design, installation, service and maintenance of integrated security systems which include access control, closed circuit television, intercom, audio alarm and property intrusion detection. In December 2002, we changed Photo Scan's name to Henry Bros. Electronics, Inc.

     In August 2002, Photo Scan purchased all of the issued and outstanding stock of National Safe of California, Inc. ("National Safe"). National Safe supplies and services alarm security equipment, backup high security systems, lock and locking mechanisms, timing mechanisms, vault security, control systems and high resolution surveillance equipment.

     In September 2002, Photo Scan acquired Corporate Security Integration, LLC ("CSI"). CSI is located in Phoenix, Arizona and specializes in access control and closed circuit television monitoring.

     Risk Factors

     You should carefully consider the risks and uncertainties described below, as well as all of the other information included in this annual report on Form 10-KSB before you decide to invest in our common stock. Any of the following risks could materially adversely affect our business, financial condition or operating results and could result in a partial or full loss of your investment.

We are dependent upon a small number of customers for a large portion of our revenues

     We have a small number of customers from which we receive a large portion of our revenue. For example, in the year ended December 31, 2002, MTA, the Port Authority of New York & New Jersey, San Francisco Muni and Vornado Realty Trust accounted for approximately 58% of our revenue. Our experience has been that some of these substantial customers will be a source of significant revenues in the succeeding year and some will not. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenue. There can be no assurance that we will continue to be able to do so.

All of our orders and contracts may be cancelled so there is a risk that our backlog may not be fulfilled

     All of our orders and contracts are subject to cancellation by our customers at any time so we cannot be certain that we will recognize revenue from them.

We experience intense competition for business from a variety of sources

     In systems integration, we compete for new business with large construction firms, electrical contractors, consultants in the security business and other systems integrators. In our manufacturing operations, we compete with numerous manufacturers such as -- Vicon, Sensormatic, Pelco and Phillips. Many of our competitors are much larger than we are and have greater resources. In order to effectively compete in the future, we may have to charge less for our services which may result in lower profit margins.

We rely on only a few key executives

     James E. Henry, Irvin F. Witcosky, Sal Lifrieri and Louis Massad, our four top executives, are vital to our business operations. The loss of any one of them could have a material adverse impact on our business, financial condition or results of operations.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel

     Competition for highly skilled employees is intense in our industry. The design and manufacture of our equipment and the installation of our systems requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and advanced software. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services diminished and our revenues and the value of your investment reduced. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future.

Lengthy sales cycle

     The sale of our services and products frequently involves a substantial commitment of resources to evaluate a potential project and prepare a proposal. In addition, approval of proposals often involves a lengthy process due to clients' internal procedures and capital expenditure approval processes. We may not be awarded a project that we have prepared a proposal for and, even if we are, a substantial period of time may elapse from when we made the proposal to when we recognize revenue from the project.

We may make acquisitions or form joint ventures that are unsuccessful

     Part of our growth strategy involves acquisitions or joint ventures with other system integrators.

This strategy is subject to the following risks:

     o We may not be able to identify suitable acquisition and joint venture candidates.

     o If the purchase price of an acquisition includes cash, we may need to use all or a portion of our available cash.

     o Even if we make an acquisition of a company or form a joint venture, we could have difficulty assimilating the acquired company's operations and personnel or working with the joint venture. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses and charges, and, thus, could have a material impact on our business, financial condition and results of operations.

     o We may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers.

     o    We may be required to incur additional debt.

     o We may be required to issue equity securities to pay for acquisition, which will dilute existing shareholders.

     o We may have to incur significant accounting charges, such as for goodwill, which may adversely affect our results of operations.

We have no patents, or copyrights, and we may not be able to protect our proprietary rights and may infringe on the proprietary rights of others

     Although we have filed a patent application for our Mobil Digital Video Recorder, we currently have no patents or copyrights. We regard our trade secrets and similar intellectual property as important to our success. However, our efforts to establish and protect our proprietary rights may be inadequate to prevent misappropriation or infringement of them. If we are unable to safeguard our intellectual property rights, our business, results of operations and financial condition could be materially harmed. Third parties may bring claims of copyright or trademark infringement against us or claim that our use of certain technologies violates a patent. Third parties may also claim that we have misappropriated their technology or otherwise infringed on their proprietary rights. At present, we are not aware of any such claims. Any claims of infringement, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention, require us to enter into expensive royalty or licensing arrangements or prevent us from using important technologies or methods. These eventualities, together or alone, could damage our business, financial condition and results of operations.

Our management owns the majority of our common stock and their interests may be different from and conflict with yours

     The interests of management could conflict with the interests of our other stockholders. Mr. Henry and Mr. Witcosky beneficially own a total of approximately 55% of our outstanding common stock. Accordingly, if they act together, they will have the power to control the election of all of our directors and other issues for which the approval of our shareholders is required.

Item 2. Description of Property

     We lease a 17,055 square foot facility in Saddle Brook, New Jersey for our corporate headquarters, integration operations and our manufacturing plant. This facility is a one-story, modern brick building in a commercial-industrial area. The lease on this space terminates on June 30, 2006, and provides for an annual rent of $98,400 until that date, payable in equal monthly installments of $8,200. We are also responsible for the cost of property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

     We also lease a 9,553 square foot office facility, in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 2006 at an annual rent of $97,440, payable in equal monthly installments of $8,120 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

     We also lease a 4,200 square foot office facility, in Grand Prairie, Texas, near the Dallas Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until January 31, 2004 at an annual rent of $41,300, payable in equal monthly installments of $3,442 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

     We also lease a 3,906 square foot office facility, in Phoenix, Arizona. A single-story, concrete building in an office complex, this space is leased until August 2006 at an average annual rent of $51,081, payable in an average monthly installments of $4,278 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

     We also lease a 2,137 suite in an office building in White Plains, New York. The monthly rent is $8,735.

     These facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

     We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Stockholders

     At our 2002 Annual Meeting of Stockholders held on October 28, 2002, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

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

     The stockholders also voted to ratify the selection of Demetrius & Company, L.L.C. as our independent accountants for 2002. The results of the voting of this proposal were 4,712,150 in favor, 4,500 against and 2,900 abstentions.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock is traded on the American Stock Exchange under the Symbol "DVS".

     (a) The following table indicates high and low sales quotations for the periods indicated based upon information supplied by AMEX.

2001
----
Fourth Quarter (11/15/01-12/31/01)                                   8.35   7.00

2002
----
First Quarter                                                        8.80   6.65
Second Quarter                                                       8.20   6.75
Third Quarter                                                        7.30   6.50
Fourth Quarter                                                       7.00   6.55

     (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2003 was 17, which does not include individual participants in security position listings.

     (c) Dividends. There were no cash dividends or other cash distributions made by us during the fiscal year December 31, 2002. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

     (d) Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

-----------------------------   --------------------   -----------------   -------------------------
                                                       Weighted-average    Number of securities
                                Number of securities   average exercise    remaining available for
                                to be issued upon      price of            future issuance under
                                exercise of            outstanding         equity compensation plans
                                outstanding options,   options, warrants   (excluding securities
                                warrants and rights    and rights          reflected in column (a))
Plan category                   (a)                    (b)                 (c)
-----------------------------   --------------------   -----------------   -------------------------
Equity compensation plans
approved by security holders          145,000*               $6.49                  585,000
-----------------------------   --------------------   -----------------   -------------------------
Equity compensation plans not
approved by security holders           40,000**              $7.00
-----------------------------   --------------------   -----------------   -------------------------
Total                                 185,000                $6.60                  585,000
-----------------------------   --------------------   -----------------   -------------------------

----------
* This amount includes options issuable pursuant to our 2002 Stock Option Plan. This plan was approved by our Board of Directors on May 10, 2002. It was approved by our shareholders on October 28, 2002. The plan authorizes the issuance of options to purchase up to 230,000 share of our Common Stock to employees, directors, and consultants of the Company.

     Also included are options issuable pursuant to our Incentive Stock Option Plan. Our Incentive Stock Option Plan was adopted by our Board of Directors and our Shareholders on December 23, 1999. Our Incentive Stock Option Plan provides for the granting of option to purchase a maximum of 500,000 shares of the Company's common stock.

** This amount includes an option to purchase 40,000 shares of our common stock granted on November 1, 2001 to Wall Street Consultants, Inc. ("WSG") at a price of $7.00. This option was granted in consideration of services to be provided by WSG to the Company. The option expires in November 2006.

     Also included is a warrant to purchase shares of our common stock granted to GunnAllen Financial, Inc. at a purchase price of $11.55 per share. The warrant was granted to GunnAllen as part of its compensation for acting as the underwriter of our initial public offering. The option was granted on November 21, 2002 and expires in November 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a) Overview

     We are a turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our three operating units are integration, threat assessment and manufacturing.

     Our integration unit designs, customizes, installs, connects and maintains CCTV and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may also install, maintain and monitor intrusion alarms and monitor alarms for building maintenance systems and fire alarm systems. We are able to offer a customer seamless solutions to its electronic security needs. We work with a customer to plan, engineer, design and install their security system. We also provide maintenance and technical support.

     Our threat assessment division advises clients, which include companies, governmental agencies and high-rise office buildings, on how they can improve their overall security infrastructure. Our threat assessment division provides a wide array of services, including:

o    analysis of emergency plans and procedures;

o    assessment of vulnerabilities and response capabilities;

o    crisis management planning;

o    business resumption planning;

o    chemical, biological response plans and procedures;

o    development of emergency plans and procedures;

o    equipment purchase and identification;

o    field operating guides;

o    integration of local, State, and Federal plans; and

o    operational plans, procedures, and systems design.

     Through our subsidiary, Viscom Products, we manufacture, develop and assemble various security related products, which we use in our own installations and for sales to other integrators.

     (b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     Comparison of the year ended December 31, 2002 to year ended December 31, 2001

     Sales. Sales increased to $18,830,093 for the year ended December 31, 2002 from $11,928,613 for the year ended December 31, 2001, an increase of $6,901,480, or 57.9%. Of this increase, approximately $2.9 million or 41.9% was attributable to sales from the companies we acquired during 2002. The balance was from internal growth caused by increased demand for our services from our existing and new customers. We attribute the increased demand for our services to the priority that is being placed on improved security due to world events. Our five largest customers accounted for 62.5% of our revenue for the year ended December 31, 2002 compared with 60% of revenue for the year ended December 31, 2001. Our largest customer, MTA/NYC Transit, accounted for 24% and 13%, of our revenues in each of the years ended December 31, 2002 and 2001, respectively.
We anticipate that NYC MTA/NYC Transit, will account for a significant portion of our future revenues.

     Cost of Goods Sold. Costs of goods sold increased 61.4% from $7,733,114 for the year ended December 31, 2001 to $12,485,363 for the year ended December 31, 2002. For the year ended December 31, 2002, costs of goods sold were 66.3% of our revenue compared with 64.8% of our revenue for the year ended December 31, 2001. We attribute the overall increase in the cost of goods sold to our increased sales. Cost of goods sold as a percentage of revenue remained relatively stable at approximately 68% of sales for the year ended December 31, 2002 compared to approximately 65% of sales for the year ended December 31, 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $5,750,577 for the year ended December 31, 2002 from $3,474,530 for the year ended December 31, 2001. We attribute this to increased sales, costs incurred in hiring additional personnel and the additional costs associated with our west coast offices. Selling general and administrative expenses remained relatively stable at 30.5% of sales for the year ended December 31, 2002 compared to 29.0% of sales for the year ended December 31, 2001.

     Operating Income. Operating Income for the year ended December 31, 2002 decreased 19.0% to $594,154 from $720,969 for the year ended December 31, 2001. The decrease in operating income is attributable to recruiting expenses, and hiring more than twenty-five employees to help us grow as well as the cost involved in assimilating our acquisitions into our company.

     Interest Income. Interest income increased to $72,981 for the year ended December 31, 2002 as compared to interest income of $12,379 for the year ended December 31, 2001. The increase was due to having higher cash balances during 2002 than in 2001.

     Interest Expense. Interest expense decreased to $136,896 for the year ended December 31, 2002 as compared to interest expense of $217,858 for the year ended December 31, 2001. This was due to lower debt levels and lower interest rates.

     Net Income. For the year ended December 31, 2002, our net income totaled $305,052, or 1.6% of sales, as compared to net income of $289,731, or 2.4% of sales, for the year ended December 31, 2001. This resulted in basic earnings per share of $0.06 on 4,939,484 basic weighted average common share outstanding for the year ended December 31, 2002 compared with $0.09 per share on 3,175,274 basic weighted average common shares for the year ended December 31, 2001.

     Liquidity and Capital Resources

     Since our inception, we have financed our operations through bank debt, loans and equity from our principals, loans from third parties and funds generated by our business. In November 2001, we sold 1,500,000 shares of our common stock in an initial public offering. The public offering price of this offering was $7.00 per share, and we received net proceeds of $8,613,014, after deducting the underwriter's discount of $1,050,000 and offering expenses of $836,986.

     In December 2001, GunnAllen Financial, Inc., the managing underwriter of our initial public offering, exercised its over-allotment option to purchase an additional 225,000 shares of common stock and we received net proceeds of $1,370,250.

     As of December 31, 2002, we had cash and cash equivalents of $4,472,271.

     Net Cash Used in Operating Activities. Net cash used in operating activities was for the year ended December 31, 2002 as compared to $1,426,726 during the prior year. In 2002, the use of cash was attributable to the growth of the Company. In 2002, the use of cash was primarily used for increases in account receivable of $1,733,513, inventories and contract costs of $1,165,621, offset by an increase in accrued expenses and accounts payable of $514,774. The use of cash during 2001 was caused by a substantial increase in billings in the fourth quarter. This primarily resulted in an increase of accounts receivable of $1,956,098 and contract costs of $298,879, a reduction of $233,096 in accounts payable and accrued expenses, offset by an increase of customer deposits and billings in excess of costs of $439,145.

     Net Cash From (Used In) Investing Activities. Net cash from investing activities was $50,705 for the year ended December 31, 2002 as compared to net cash used in investing activities in the amount of $1,255,167 for the year ended December 31, 2001. The increase in 2002 was primarily attributable to the sale of certificate of deposits of $802,235, purchase of equipment and software development of $266,444 and the issuance of a note of $500,000. The use in 2001 was attributed to $802,235 from the proceeds of our initial public offering invested in bank certificates of deposits and $452,932 on purchases of equipment and software development.

     Net Cash (Used In) From Financing Activities. Net cash used in financing activities was $2,228,244 for the year ended December 31, 2002 as compared to $11,028,798 for the year ended December 31, 2001. The use of cash in 2002 was attributed to acquisition of our subsidiaries of $1,086,910 and reducing net bank debt of $1,141,334. The increase in 2001 was principally caused by the sale of 1,725,000 shares of our common stock for net proceeds of $9,983,264, additional bank borrowings of $1,056,135 net of a repayment of bank loan in the amount of $1,000,000.

     Although our capital requirements have grown substantially since our inception with the growth of our operations, staffing and acquisitions, we believe that our current cash, and available lines of credit should be sufficient to meet our capital requirements.

     Critical Accounting Policies

     The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may as warranted, solicit external professional advice. Estimates are based upon current facts and circumstances, prior judgment in valuing these estimates and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

     Income Recognition

     Sales revenues from systems installations that are recognized on the completed-contract method, in which revenue is recognized when the contract is substantially complete. Most contracts are completed in less than a year. The completed method applies to those contracts completed within the fiscal year. Contracts that are expected to be completed in more than a year are accounted for on the percentage of completion method.

     The complete contract method recognizes sales earned based on the percentage of total estimated contract costs incurred to date. Mobilization charges are accounted for as a direct contract cost and included in the estimated cost to complete for determination of sales recognition on the percentage of completion method. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in period in which such losses are determined.

     Service contracts are generally billed monthly or quarterly on the last day of the month covered by the contract. Accordingly, sales from service contracts are recognized monthly on the straight- line method.

     Trade Receivables and Allowance for Doubtful Accounts

     The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. The credit evaluation process has mitigated the credit risk, such losses have been minimal, and within management expectations.

     Inventory Valuations

     Inventories are valued at lower of cost or market. Determined by the first-in, first-out ("FIFO") method. Management reviews inventory for salability.

     Warranty

     The Company offers warranties on all products, including parts and labor that range from one year to four years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user.

     Intangible Assets

     The Company's intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names and covenants not to compete. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized. The cost of acquired customer lists, service contracts and, covenants not to compete are amortized using the straight-line method over their estimated lives, which range from five to fifteen years.

     Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two-step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the reporting unit is then determined. If it is determined that the fair value of the underlying assets and liabilities of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded. The impairment test will be performed annually.

     Impairment of Long Lived Assets

     The Company adopted in 2002 SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

     The adoption of SFAS 144 did not have any material impact on the financial position and results of operations. There have been no impairment losses through December 31, 2002.

     Income Taxes

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Recently Issued Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure". This Statement amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue accounting for employee stock based compensation in accordance with APB 25 and related interpretations and has adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

Item 7. Financial Statements

     Refer to pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2002, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

                                    PART III

Item 9. Directors and Executive Officers of the Company

     As of March 24, 2003, the Company's directors and executive officers were as follows:

      Name          Age                      Position
      ----          ---                      --------
James E. Henry      49    Chairman, Chief Executive Officer and Director
Irvin F. Witcosky   64    President, Chief Operating Officer, Secretary and Director
Louis Massad        65    Vice President, Treasurer, Chief Financial Officer and Director
Sal Lifrieri        45    Executive Vice President and Director
Leroy Kirchner      60    Director
Robert S. Benou     68    Director
Joseph P. Ritorto   71    Director

     James E. Henry, our Chief Executive Officer, co-founded our predecessor company in 1989 and served as our President until December 2001 when he was elected our Chief Executive Officer and Chairman of the Board. Mr. Henry graduated from the University of New Hampshire with a bachelor of science degree in electrical engineering. In addition to his other responsibilities, Mr. Henry has continued to design, install, integrate and market security and communications systems as well as manage our research and development.

     Irvin F. Witcosky co-founded our predecessor company in 1989 and served as our Executive Vice President until December 2001 when he was elected our Chief Operating Officer and President. Mr. Witcosky has also served as our Secretary since 1989 and is on our Board of Directors. Mr. Witcosky graduated from California Polytechnic University with a bachelor of science degree in aeronautical engineering. In addition to his other responsibilities, Mr. Witcosky has continued to design, integrate and market security and communication systems as well as manage our operations and administration.

     Louis Massad became our Vice President, Treasurer and Chief Financial Officer in 1999. Mr. Massad is also on our Board of Directors. From 1996 to 1999, he functioned as an independent accountant and financial advisor to several companies, including us. Since 1995, Mr. Massad has been a director of Conolog Corporation, a publicly-held company that manufactures electronic components and subassemblies for communication equipment and provides engineering and design services and technical personnel placement to a variety of industries. He holds bachelor of science and masters degrees in accounting from Cairo University in Egypt and a masters in business administration in finance from Long Island University.

     Sal Lifrieri became our Executive Vice President in August 2002. Mr. Lifrieri has been a member of our board since October 2002. Mr. Lifrieri retired from the New York City Police Department in January 2002 after 20 years of service. From January 1996 to January 2001, Mr. Lifrieri served as the Director of Security and Intelligence Operations for the Office of Emergency Management where he was responsible for the management of security intelligence and counter surveillance operations for New York City. From 1994 to 1996, Mr. Lifrieri was a member of New York City's Municipal Security Section where he headed the Protective Operations Unit. As head of the Protective Operations Unit, Mr. Lifrieri's responsibilities included protecting critical New York City infrastructure and key public buildings.

     Leroy Kirchner was elected to our board of directors in December 1999. Since 1999, Mr. Kirchner has acted as a consultant to the communications industry and from May 1999 to December 31, 2001, he also served as the Director of Indirect Distribution for NeoWorld, Inc. From 1996 through 1998, he worked in various capacities for Motorola Inc., primarily in sales and marketing. From 1966 through 1998, he functioned as vice president and strategist for a Motorola subsidiary engaged in sales of related radio equipment and systems. Mr. Kirchner holds a bachelor of science degree and a masters in business administration degree from Fairleigh Dickinson University.

     Robert S. Benou was elected to our board of directors in June 2001. He has been a director of Conolog Corporation since 1968 and served as its President from 1968 until May 2001 when he was elected Conolog's Chairman and Chief Executive Officer. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering.

     Joseph P. Ritorto was elected to our board of directors in January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located on Teterboro Airport in New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as Senior Executive Vice Present and Chief Operating Officer of Silverste in Properties, Inc. and was responsible for leasing, operations and directing the lease administration of Silverstein owned and managed properties.

     Background Information About Certain Key Employees

     Theodore Gjini has worked for us since 1988 in various capacities, including as a sales engineer and project manager. In his current position as a Vice President, he supervises the coordination of our personnel and their activities in sales and marketing, project installations and maintenance. Mr. Gjini graduated from the New Jersey Institute of Technology with a bachelor of science degree in electrical engineering and William Paterson College with a masters in business administration.

     Emil J. Marone has worked for us since 1965 in various capacities, including as a hospital communication system specialist, security systems supervisor, systems engineer, and quality control specialist. In his current position as our Chief Technology Officer, he is responsible for the development of special products and testing procedures as well as quality assurance and management. He holds an associate science degree from Bergen County Community College.

     Patrick Warner has been a Vice President of Henry Bros. Electronics, Inc. since September 2002. Mr. Warner's responsibilities include managing Corporate Security Integration LLC, a security systems integrator located in Phoenix, Arizona which was acquired by us in September 2002. From April 2001 until it was acquired by us, Mr. Warner was the chief corporate officer of Corporate Security Integration, LLC.

     Alex Pavlis has been a Vice President since April 2002. From January 2000 until March 2001, Mr. Pavlis was a Vice President of Sales and Marketing at Intellisec a systems integrator. In this capacity, Mr. Pavlis was responsible for all integrated security system sales in Northern and Southern California and in Arizona. From October 1983 to January 2000, Mr. Pavlis was a Vice President of Sales and Marketing for UAC Security Systems where he oversaw UAC's integrated security system sales and operations department.

Compliance with Section 16(a) of the Exchange Act

     The Securities and Exchange Commission has adopted rules relating to the filing of ownership reports under Section 16 (a) of the Securities Exchange Act of 1934. One such rule requires disclosure of filings which under the Commission's rules, are not deemed to be timely. During its review, the Company discovered that Mr. Lifrieri failed to timely file a Form 3 reporting his status as an executive officer of the Company. This report was subsequently filed.

Item 10. Executive Compensation

     The following table sets forth the total compensation paid to each executive officer whose 2002 compensation equaled or exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                                                           -----------------------------
                                                                              Awards          Payouts
                                                                           --------------   ------------
                                               Annual Compensation          Securities       All Other
                                          ------------------------------    Underlying      Compensation
    Name and Principal Position           Year(s)   Salary($)   Bonus($)   Options/SARS #      ($)(1)
    ---------------------------           -------   ---------   --------   --------------   ------------
James E. Henry                              2002     148,500                                   4,455
   Chairman and Chief Executive Officer     2001     135,000         --            --          2,700
                                            2000     135,000     13,500            --          2,700

Irvin F. Witcosky                           2002     148,500                                   4,455
   President, Chief Operating Officer       2001     135,000         --            --          2,700
   and Secretary                            2000     135,000     13,500            --          2,700

Louis Massad                                2002     121,000                    5,000          3,600
   Vice President, Treasurer and Chief      2001     110,000         --            --          2,200
   Financial Officer                        2000     110,000     11,000         9,000          2,200

Sal Lifrieri(2)                             2002     135,000                   50,000(3)
   Executive Vice President

----------
(1)  Company matching contribution under its Simple IRA Plan.

(2)  Mr. Lifrieri became an Executive Vice President in August 2002.

(3) The amount shown for Mr. Lifrieri does not include options to purchase 50,000 shares of the Company's common stock which are not exercisable until August 12, 2003.


                     Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

The following table summarizes options granted during the year ended December 31, 2002 to the named executive officers.

                              Number of    % of Total
                              Securities    Options
                              Underlying   Granted to
                               Options     Employees in   Exercise   Expiration
Name                           Granted        2002         Price        Date
----                          ----------   ------------   --------   ----------
Louis Massad                    5,000           9%         $7.95        5/9/07

Sal Lifrieri                   50,000*         91%         $7.20       8/12/12

The options were granted under the Company's 2002 Stock Option Plan.

----------
* Mr. Lifrieri may exercise 20% of this option per year beginning on August 12, 2003, subject to the terms of his option agreement. This option expires on August 12, 2012.

     Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

     None.

     Long-Term Incentive Plans - Awards in Last Fiscal Year

     None.

     Compensation of Directors

     Directors who are also our employees receive no additional compensation for attendance at board meetings. In May 2002, our Board granted Messrs. Massad, Benou, Kirchner and Ritorto options for each to purchase 5,000 shares of our common stock. These options are exercisable at $7.95 per share and expire in May 2007. Non-employee directors are entitled to be reimbursed for their travel, lodging and other out-of-pocket expenses related to their attendance at board and committee meetings.

     Employment Agreements

     Messrs. Henry and Witcosky are serving as Chairman and Chief Executive Officer and President, Chief Operating Officer and Secretary, respectively, under employment agreements for five years which commenced January 1, 2000. These agreements provide for an initial annual compensation of $135,000, an increase of 10% in compensation as of January 2002 and in each subsequent year of the agreements and a one-year non-competition covenant covering the security business that commences after termination of employment.

     Mr. Massad has entered into a five year written employment contract with us which commenced January 1, 2000. His initial annual compensation under such contract is $110,000. The agreement also provides for a 10% increase per annum as of January 2002 and in each subsequent year of the agreement.

     Mr. Lifrieri has entered into a five year written employment contract with us which commenced on August 13, 2002. His initial annual compensation under such contract is $135,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 10, 2003 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

     The applicable percentage of ownership is based on 5,138,357 shares outstanding as of March 10, 2003.

                                                             Number of     Percentage of
                                                               Shares       Common Stock
Name, Address and Title                                     Beneficially    Beneficially
of Beneficial Owner                                            Owned           Owned
-----------------------                                     ------------   -------------
James E. Henry, Chairman, Chief Executive Officer
  and Director...........................................     1,425,000        27.7%

Irvin F. Witcosky, Chief Operating Officer, President,
  Secretary and Director.................................     1,425,000        27.7%

Louis Massad, Chief Financial Officer, Treasurer
  and Director (1) (2)...................................       132,000         2.6%

Sal Lifrieri, Executive Vice President (3)...............            --            *

Leroy Kirchner, Director (1).............................         5,000            *

Robert Benou, Director (1)...............................         5,000            *

Joseph Ritorto, Director (1).............................        40,000            *

Lee A. Kann (4)..........................................       283,566         5.5%

All executive officers and directors as a group
  (7 persons) (5)........................................     3,032,000        59.0%

----------
* less than 1%

(1) The amount shown for Messrs. Massad, Kirchner, Benou and Ritorto includes options to purchase 5,000 shares each of the Company's common stock at $7.95 per share.

(2) The amount shown for Mr. Massad also includes a currently exercisable option to purchase 9,000 shares of the Company's Common Stock at a price of $5.625 per share.

(3) The amount shown for Mr. Lifrieri does not include options to purchase 50,000 shares of the Company's common stock which are not exercisable until August 12, 2003.

(4) Mr. Kann's address is c/o Diversified Security Solutions, Inc., 1511 East Orangethorpe Avenue, Suite A, Fullerton, CA 92831. The amount shown for Mr. Kann is based on a Schedule 13G filed by him on September 5, 2002.

(5) The amount shown includes currently exercisable options to purchase 29,000 shares of the Company's common stock.

Item 12. Certain Relationships and Related Transactions

     On August 13, 2002 (the "Closing"), the Company, Photo Scan Systems, Inc., Lee A. Kann and National Safe of California, Inc. entered into a stock purchase agreement, pursuant to which Photo Scan, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of National Safe from Mr. Kann. The purchase price of the acquisition was $2,000,000 which was paid by issuing an aggregate of 283,566 unregistered and restricted shares of the Company's common stock (the "Shares"). As part of this transaction, Photo Scan made a $500,000 non-recourse loan to Mr. Kann due August 12, 2003. As collateral for the payment of the promissory note, Mr. Kann pledged 70,891 of the Shares. The Stock Purchase Agreement provides that in the event that one year from the Closing (the "Reference Date"), the average closing sale price of the Company's common stock for the ten trading days immediately prior to the Reference Date is less than $7.053 per share (the "Current Market Price"), the Company and/or Photo Scan at their sole discretion shall within 10 days of the Reference Date either purchase 212,675 of the Shares for $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay Mr. Kann an amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments) multiplied by the Current Market Price. As part of this transaction, the Company and Mr. Kann entered into a Consulting Agreement pursuant to which Mr. Kann would consult to the Company for a period of nine months and would be paid $50,000 over the term of the Consulting Agreement.

     Under a bank loan agreement between the Company and Hudson United Bank dated September 1, 1999, Messrs. Henry and Witcosky personally guaranteed up to $4,000,000 of the Company's potential indebtedness to the bank, plus accrued interest. In December 2001, these guarantees were terminated.

     In the early 1990's, Messrs. Henry and Witcosky and HAC had orally agreed with Alfred Albrecht, to settle a variety of disputes to extinguish any equity claims. The settlement agreement was memorialized in writing in December 1999. Under the settlement agreement, the Company was obligated to pay an aggregate of $128,685, plus accrued interest to Mr. Albrecht at the rate of 10% per annum until December 1, 2003 in monthly installments under two promissory notes. Mr. Henry and Mr. Witcosky were also obligors under these notes. The Company paid the notes, including accrued interest, in May 2002 and they have been canceled.

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

Item 14. Controls and Procedures

     Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     The Company's management, including its CEO and CFO, does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003              DIVERSIFIED SECURITY SOLUTIONS, INC.

                                  By: /s/ James E. Henry
                                  ----------------------------------------------
                                  James E. Henry
                                  Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    SIGNATURE


Date: March 28, 2003              /s/ James E. Henry
                                  ----------------------------------------------
                                  James E. Henry
                                  Chairman, Chief Executive Officer and Director


Date: March 28, 2003              /s/ Irvin F. Witcosky
                                  ----------------------------------------------
                                  Irvin F. Witcosky
                                  Chief Operating Officer,
                                  President, Secretary and Director


Date: March 28, 2003              /s/ Louis Massad
                                  ----------------------------------------------
                                  Louis Massad
                                  Vice President, Treasurer,
                                  Chief Financial Officer and Director


Date: March 28, 2003
                                  ----------------------------------------------
                                  Sal Lifrieri
                                  Executive Vice President and Director

Date: March 28, 2003
                                  ----------------------------------------------
                                  Leroy Kirchner
                                  Director


Date: March 28, 2003              /s/ Robert S. Benou
                                  ----------------------------------------------
                                  Robert S. Benou
                                  Director


Date: March 28, 2003              /s/ Joseph P. Ritorto
                                  ----------------------------------------------
                                  Joseph P. Ritorto
                                  Director

                    Certification of Chief Executive Officer
                        for Annual Report on Form 10-KSB

     I, James E. Henry, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Diversified Security Solutions, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


              /s/ James E. Henry
              ----------------------------------------------------
              James E. Henry, Chairman and Chief Executive Officer

                    Certification of Chief Financial Officer
                        for Annual Report on Form 10-KSB

     I, Louis Massad, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Diversified Security Solutions, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003


              /s/ Louis Massad
              -----------------------------------------------------
              Louis Massad, Chief Financial Officer, Vice President
              and Treasurer

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002

Independent Auditors' Report...............................................F - 2

Consolidated Balance Sheet as of December 31, 2002.........................F - 3

Consolidated Statements of Operations and Retained Earnings
   for the Years Ended December 31, 2002 and 2001..........................F - 4

Consolidated Statements of Changes in Stockholders' Equity.................F - 5

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2002 and 2001..........................F - 6

Notes to Financial Statements.....................................F - 7 - F - 24

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diversified Security Solutions, Inc.

     We have audited the accompanying consolidated balance sheet of Diversified Security Solutions, Inc. and Subsidiaries at December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the two year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Diversified Security Solutions, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 19, 2003

                      DIVERSIFIED SECURITY SOLUTIONS, INC.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

Current assets:
   Cash and cash equivalents                                         $ 4,472,271
   Accounts receivable - net of allowance for doubtful accounts
      of $100,000                                                      6,263,995
   Note receivable                                                       500,000
   Inventory                                                           2,169,999
   Costs and profit in excess of billings                                710,325
   Deferred tax asset                                                    161,000
   Other current assets                                                  339,403
                                                                     -----------
      Total current assets                                            14,616,993

Property and equipment, net of accumualed depreciation of
   $1,070,718                                                          1,167,680
Computer software product cost - net of accumulated amortization
   of $479,472                                                           214,620
Goodwill                                                               1,790,357
Intangible assets                                                      1,505,460
Other assets                                                             366,654
                                                                     -----------
                                                                     $19,661,764
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $ 1,467,436
   Accrued expenses                                                    1,015,198
   Billings in excess of cost                                            123,870
   Deferred tax liability                                                 97,000
   Long-term debt current portion                                        217,426
   Capitalized lease obligations, current portion                          3,938
   Customer deposits held                                                155,065
                                                                     -----------
      Total current liabilities                                        3,079,933
                                                                     -----------

Capitalized lease obligations, less current portion                        9,074
Long-term debt, less current portion                                   2,017,403
Deferred tax liability                                                   182,000
                                                                     -----------
      Total liabilities                                                5,288,410
                                                                     -----------

Stockholders' Equity:
   Preferred stock,$.01 par value; 2,000,000 shares authorized;
      no shares issued
   Common stock, $.01 par value; 10,000,000 shares authorized;
      5,138,357 shares outstanding                                        51,384
   Additional paid-in capital                                         13,150,681
   Retained earnings                                                   1,171,289
                                                                     -----------
      Total stockholders' equity                                      14,373,354
                                                                     -----------
                                                                     $19,661,764
                                                                     ===========

          The accompanying notes are an integral part of the statements

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                       Year Ended December 31,
                                                      -------------------------
                                                         2002          2001
                                                      -----------   -----------
Sales                                                 $18,830,093   $11,928,613

Cost of Sales                                          12,485,362     7,733,114
                                                      -----------   -----------

Gross Profit                                            6,344,731     4,195,499

Operating Expenses
   Selling, general and administrative                  5,750,578     3,474,530
                                                      -----------   -----------

      Operating income                                    594,153       720,969

Interst income                                             72,987        12,379
Interest expense                                         (136,896)     (217,858)

                                                      -----------   -----------

      Income before income taxes                          530,244       515,490

Provision for income taxes                                225,192       225,759
                                                      -----------   -----------

Net Income                                            $   305,052   $   289,731
                                                      ===========   ===========

Basic and diluted earnings per common share:

Basic earnings per common share                       $      0.06   $      0.09
                                                      ===========   ===========

Weighted average common shares                          4,939,484     3,175,274

Diluted earnings per common share                     $      0.06   $      0.09
                                                      ===========   ===========

Weighted average diluted shares                         4,952,352     3,268,767

          The accompanying notes are an integral part of the statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                           Preferred Stock         Common Stock        Additional
                                           par value $.01         par value $.01         Paid-in
                                        2,000,000 Authorized   10,000,000 Authorized     Capital
                                        --------------------   ---------------------   -----------
                                           Shares   Amount        Shares     Amount
                                           ------   ------      ---------   -------

Balance December 31, 2001                   none     none       4,725,000   $47,250    $10,209,814

Net income for the year 2002

Amortization of deferred compensation

Issuance of shares for acquisitions                               413,357     4,134      2,940,867
                                            ----     ----       ---------   -------    -----------
Balance December 31, 2002                   none     none       5,138,357   $51,384    $13,150,681
                                            ====     ====       =========   =======    ===========

                                          Deferred      Retained
                                        Compensation    Earnings       Total
                                        ------------   ----------   -----------

Balance December 31, 2001                $(20,834)     $  866,237   $11,102,467

Net income for the year 2002                              305,052       305,052

Amortization of deferred compensation      20,834                        20,834

Issuance of shares for acquisitions                                   2,945,001
                                         --------      ----------   -----------
Balance December 31, 2002                $     --      $1,171,289   $14,373,354
                                         ========      ==========   ===========

          The accompanying notes are an integral part of the statements.

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                                    -------------------------
                                                                        2002         2001
                                                                    -----------   -----------
Cash flows from operating activities:
   Net income                                                       $   305,052   $   289,731
   Adjustments to reconcile net income to net cash used in
      operating activities:
         Amortization of stock based compensation                        20,834        20,833
         Depreciation and amortization                                  302,968       298,030
         Bad debt expense                                                34,500            --
         Deferred income taxes                                           48,000        65,000
      Changes in operating assets and liabilities:
         Accounts receivable                                         (1,733,513)   (1,956,098)
         Inventory                                                     (754,175)       21,883
         Costs and profits in excess of cost                           (411,446)     (298,879)
         Other assets                                                  (243,256)      (45,601)
         Accounts payable                                               109,135      (153,048)
         Accrued expenses                                               405,943       (80,048)
         Income taxes payable                                          (143,096)         (674)
         Billings in excess of cost                                     (67,384)      191,254
         Other liabilities                                                   --       (27,000)
         Customer deposits held                                        (138,224)      247,891
                                                                    -----------   -----------

            Cash used in operating activities                        (2,264,662)   (1,426,726)
                                                                    -----------   -----------

Cash flows from investing activities:
   Proceeds (purchases) of securities held to maturity                  802,235      (802,235)
   Computer software development costs                                  (80,280)      (86,250)
   Purchase of property and equipment and leasehold improvements       (186,165)     (366,682)
   Proceeds from sale of property and equipment                          14,914            --
   Issuance of note receivable                                         (500,000)           --
                                                                    -----------   -----------

         Cash provided by (used in) investing activities                 50,704    (1,255,167)
                                                                    -----------   -----------

Cash flows from financing activities:
   Net (payments) proceeds of revolving bank line                      (910,000)    1,531,993
   Proceeds of loan payable                                            (275,729)      554,563
   Scheduled payments on special projects and other notes payable            --       (30,421)
   Repayment of special projects bank loan                                   --    (1,000,000)
   Proceeds of sale of common stock                                          --     9,983,264
   Proceeds of other notes                                               55,635         5,000
   Acquisition of subsidiaries                                       (1,086,910)           --
   Capitalized lease obligation payments                                (11,240)      (15,601)
                                                                    -----------   -----------

         Cash (used in)  provided by financing activities            (2,228,244)   11,028,798
                                                                    -----------   -----------
   (Decrease) increase in cash and cash equivaents                   (4,442,202)    8,346,905

   Cash and cash equivalents - beginning of year                      8,914,473       567,567
                                                                    -----------   -----------

         Cash and cash equivalents - end of year                    $ 4,472,271   $ 8,914,472
                                                                    ===========   ===========

         The accompanying notes are an integral part of the statements.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NATURE OF OPERATIONS

     Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In addition, we manufacture and assemble CCTV equipment and provide security consulting services to our clients. Diversified Security Solutions, Inc. markets nationwide with an emphasis on the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large commercial and government agencies.

     The Company's headquarters and manufacturing facility is located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas, Texas, Phoenix, Arizona and Fullerton, California.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. Following the acquisitions of Photo Scan System, Inc., National Safe of California, Inc. and Corporate Security Systems, LLC, the Company consolidates its results with the acquired companies' results from the date of the acquisition (see note 12). All material intercompany transactions have been eliminated in consolidation.

     Income Recognition - Sales revenues from systems installations are generally recognized on the completed-contract method, in which revenue is recognized when the contract is substantially, complete. Most contracts are completed in less than a year. The completed method applies to those contracts completed within the fiscal year. Contracts that are expected to be completed in more than a year are accounted for on the percentage of completion method.

     The percentage of completion method recognizes sales earned based on the percentage of total estimated contract costs incurred to date. Mobilization charges are accounted for as a direct contract cost and included in the estimated cost to complete for determination of revenue recognition on the percentage of completion method. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in period in which such losses are determined.

     Service contracts are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts is recognized monthly on the straight-line method.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

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

     Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost or market. Cost has been determined using the first-in, first-out method.

     Property and Equipment - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred.

     Intangible Assets - The Company's intangible assets include goodwill and other intangibles that consists of the fair value of acquired customer lists, service contracts acquired, trade names and covenants not to compete. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized. At that date the Company had not recorded goodwill or other intangible assets of indefinite lives. The cost of acquired customer lists, service contracts and covenants not to compete are amortized using the straight-line method over their estimated lives, which range from five to fifteen years.

     Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, the implied fair value of the reporting unit is then determined. If it is determined that the fair value of the underlying assets and liabilities of the reporting unit is less than the carrying value of goodwill, an impairment loss is recorded. The impairment test will be performed annually.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

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

     Technological feasibility is established upon completion of a working model. All costs incurred prior to demonstrating technical feasibility have been charged to cost of sales. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. To date, costs incurred subsequent to the establishment of technological feasibility were $694,092 as of December 31, 2002.

     These costs are amortized over the estimated product life using the straight-line method up to a maximum of five years. Included in operations is amortization expense of $50,098 and $116,908 for the years ended December 31, 2002 and 2001 respectively. Accumulated amortization amounted to $479,472 as of December 31, 2002.

     Impairment of Long Lived Assets - The Company adopted in 2002 SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets, to be held and used by an entity, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets are written down to their estimated fair values.

     The adoption of SFAS 144 did not have any material impact on the financial position and results of operations. There have been no impairment losses through December 31, 2002.

     Concentrations of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 2002, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

     Sales to our largest customer in 2002 were 24%, 18% and 13%, as compared to 19%, 12% and 10% in 2001. Sales to local government agencies were 57% and 59% of sales for the years ended December 31, 2002 and December 31, 2001, respectively.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     Income Taxes - Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and notes payable approximate their fair values at December 31, 2002.

     Advertising Costs - The Company expenses advertising costs when the advertisement occurs. Total advertising expense amounted to approximately $92,000 and $39,500 for the years ended December 31, 2002 and 2001, respectively.

     Comprehensive Income - Comprehensive income for 2002 and 2001 represents net income as defined pursuant to Statement of Financial Accounting Statement Accounting Standards No. 130, "Reporting Comprehensive Income."

     Stock Based Compensation - Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company's Common Stock at the date of grant over the amount the employee must pay to acquire the stock. Pro forma disclosure of net income based on the provisions of SFAS 123 is discussed in Note 8.

     Research and Development Costs - Costs of research and development for new products are charged to operations as incurred and amounted to approximately $180,000 and $174,000 for the years ended December 31, 2002 and 2001, respectively.

     Warranty - The Company offers warranties on all products, including parts and labor that range from one year to four years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user. The Company charges operations with warranty expenses as incurred. For the years ended December 31, 2002 and 2001, net warranty expense was $109,000 and $71,000, respectively.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

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

     Reclassification - Certain reclassification to the 2001 financial statements have been made to conform to the 2002 presentation.

     Segment Information -Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), that establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company primarily provides installation services for companies in need of closed-circuit access control systems that are located throughout the United States and considers all of its operations as one segment because expenses support multiple products and services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

     Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provision of SFAS No. 123 and APB No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has elected to continue accounting for employee stock based compensation in accordance with APB 25 and related interpretations and has adopted the disclosure requirements under SFAS No. 148 commencing on December 31, 2002.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

2.   INVENTORIES

     Inventories at December 31, 2002 consist of the following:

Parts                                               $1,070,577
Finished Goods                                       1,099,422
                                                    ----------
                                                    $2,169,999
                                                    ==========

3.   PROPERTY AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 consisted of the following:

Office equipment                                    $   474,597
Demo and testing equipment                              264,630
Vehicles                                                984,358
Computer equipment                                      466,217
Leasehold improvements                                   48,596
                                                    -----------
                                                      2,238,398
Less accumulated depreciation                        (1,070,718)
                                                    -----------
                                                    $ 1,167,680
                                                    ===========

     Depreciation expense amounted to $189,816 and $181,122 for the years ended December 31, 2002 and 2001, respectively.

     Included in property and equipment as of December 31, 2002 is capitalized leases of $13,610.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

4.   INTANGIBLE ASSETS

     Intangible assets at December 31, 2002 consisted of the following:

Definite life (amortizable)                           Amount
---------------------------                         ----------
Acquired customer lists                             $  485,201
Service contracts                                      485,201
Covenants not to compete                               258,773
                                                    ----------
                                                     1,229,175
Less accumulated amortization                          (63,356)
                                                    ----------
                                                     1,246,687
Indefinite life (non-amortizable)
---------------------------------
Trade names                                            258,773
                                                    ----------
                                                    $1,505,460
                                                    ==========

     The weighted average of the number of years remaining on the assets life is thirteen years.

5.   LONG-TERM DEBT

     On September 8, 1999, the Company refinanced its bank debt by obtaining several lines of credit from the Hudson United Bank (HUB). Under the terms of the HUB revolving line of credit amended January 2, 2002, the Company may borrow up to $3,500,000 at 1/2% above the bank's prime interest rate through May 1, 2003. On October 24, 2002, the revolving line of credit was amended whereby the interest rate was charged at the bank's prime rate. In March, 2003 HUB, extended the line of credit to May 1, 2005. The line of credit is unsecured.

     Also on September 8, 1999, as amended, HUB granted the Company an equipment line of credit in the amount of $500,000, until April 30, 2003. Interest is at the banks' prime interest rate plus 1/2%. Effective November 1, 2002. HUB amended its equipment note and is due November 1, 2004. Monthly payments are interest only at the banks' prime rate of interest plus 1/2%.

     Effective November 1, 2002, HUB entered in with the Company a term loan for $500,000. The loan is due November 1, 2005 and is payable monthly installments of $13,483 plus interest at the banks' prime interest rate plus 1/2%. The loan is collateralized by equipment.

     HUB had granted the Company a special projects revolving line of credit of $1,500,000 at 1 1/2% of the bank's prime rate through October 1, 2002. This line was discontinued as of January 2, 2002, and the balance due at December 31, 2001 was transferred to the revolving line of credit.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002


     As of December 31, 2002 these lines are summarized as follows:

                                  Amount of Facility   Balance Due   Unused Line
                                  ------------------   -----------   -----------
Revolving line                        $3,500,000        $1,620,000    $1,880,000
Equipment line                           500,000            87,305       412,695
Term Loan                                500,000            71,889        28,111
                                      ----------        ----------    ----------
Term loan                             $4,500,000        $2,179,194    $2,320,806
                                      ==========        ==========    ==========

     Among other provisions, the loan agreement requires the Company to maintain net tangible networth, as defined, and maintain appropriate insurance coverage on tangible and intangible assets. In addition, the agreement prohibits selling, assigning, transferring or disposing of any fixed assets without obtaining the bank's consent in writing. The equipment line of credit is collateralized by all the Company's equipment. These loans are cross-guaranteed by the parent company and the various subsidiary companies. As of December 31, 2002, the Company was in compliance with its loan covenants.

     Long-term debt consisted of the following:

Revolving Line facility with HUB interest at the banks'
   prime rate. All borrowings under this line are due
   May 1, 2005                                                       $1,620,000

Equipment Note with HUB at 1/2% above bank's prime
   rate. All borrowings are due November 1, 2004.                        87,305

Term loan with HUB at 1/2% above bank's prime rate,
   due in monthly installments of $13,483 plus interest,
   maturing on November 1, 2005.                                        471,889

Loan payable, due in monthly installments of
   $6,475 a month, including interest at 12.2%
   per annum maturing September 2003                                     55,635

Less: current portion                                                  (217,426)
                                                                     ----------
                                                                      2,017,403
                                                                     ==========

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     This debt matures over the next three years as follows::

     Year ending December 31:
     ------------------------
               2003....................................   $  217,426
               2004....................................   $  249,095
               2005....................................   $1,768,308

6.   COMMITMENTS

     (a) Leases - The Company leases its office facilities under operating leases expiring through 2006. The Company also leases certain equipment under capital lease. The future minimum rental payments under non-cancelable leases and equipment loans as of December 31, 2002 were as follows:

                                                          Operating    Capital
                                                          ---------   --------
2003...................................................    $321,000   $ 5,747
2004...................................................     252,000     5,747
2005...................................................     250,000     4,789
2006...................................................     172,000
                                                           --------   -------
Total minimum lease payments...........................    $995,000    16,283
                                                           ========
Amount representing interest...........................                 3,271
                                                                      -------
Net present value of future payments...................                13,012
Current portion of capital lease obligations...........                 3,938
                                                                      -------
                                                                      $ 9,074
                                                                      =======

     Rent expense under operating leases was approximately $208,000 and $141,000 and for the years ended December 31, 2002 and 2001, respectively.

     (b) Employment Agreements - The Company entered into employment agreement with four of its officers through 2006. The employment agreements provide for minimum aggregated annual compensation of $594,800 for 2003 plus unspecified annual bonuses and 10% raises in certain contracts. Also, there are one-year non-competition covenant that commences after termination of employment in certain contracts.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

7.   INCOME TAXES

     Income taxes for the years ended December 31, 2002 and 2001 include the following components:

                                                         Years Ended December 31
                                                         -----------------------
                                                            2002         2001
                                                          --------     --------
Federal
      Current                                             $117,397     $164,000
      Deferred                                              38,400       45,050

State
      Current                                               59,795        8,759
      Deferred                                               9,600        7,950
                                                          --------     --------
                                                          $225,192     $225,759
                                                          ========     ========

     The components of the deferred tax asset (liability) as of December 31, 2002 are as follows:

Deferred tax asset:
   Allowance for uncollectible accounts                  $  41,000
   Accrued absences                                         80,000
   Accrued warranty                                         29,000
   Inventory                                                11,000
                                                         ---------
Total deferred tax asset                                   161,000

Deferred tax liability:
   Cash to accrual basis                                   (97,000)
   Intangible assets                                       (28,000)
   Capitalized software development                        (87,000)
   Fixed assets                                            (67,000)
                                                         ---------
Total deferred tax liability                              (279,000)
                                                         ---------
   Net deferred tax liability                            $(118,000)
                                                         =========

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported provision for income taxes is as follows:

                                                          Year Ended December 31
                                                          ----------------------
                                                             2002        2001
                                                          ---------    --------
Provision for taxes computed using
   statutory rate                                          $171,100    $175,300
State taxes net of federal tax benefit                       39,400      36,000
Depreciation and amortization                                    --      29,000
Utilization of state net operating losses                        --     (13,300)
Permanent differences                                        13,800
Other                                                           892      (1,941)
                                                           --------    --------
     Provision for income taxes                            $225,192    $225,759
                                                           ========    ========

8.   INCENTIVE STOCK OPTION PLAN

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

     As of December 23, 1999, options to acquire an aggregate of 75,000 shares of common stock, all at an exercise price of $5.625 per share, had been granted under the 1999 Plan to key employees of the Company.

     No options were granted to Messers. Henry and Witcosky, the two top executive officers. In 1999, Mr. Massad, the Chief Financial Officer was, granted 9,000 options at $5.625 per share that are currently exerciseable and expire in December 2009. In addition, in May 2002, Mr. Massad was granted 5,000 options as a Board of Director member $7.95 per share that vests immediately and expire in May 2007.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     In November 2001 the Company granted 40,000 options to a consultant for services, that has an exercise price of $7.00 per share, vests one fifth per year and expires in November 2006. The option was not granted a part from the Company's 1999 or 2002 plan.

     On May 10 2002, The Board of Directors and shareholders approved the 2002 Stock Incentive Stock Option Plan ("2002 Plan") and the shareholders subsequently approved the 2002 Plan on October 28, 2002. The 2002 Plan grants incentive stock options or non-qualified stock options to purchase a maximum 230,000 shares of its common stock to the Company's employees, directors and consultants. All stock options granted under the 2002 Plan will be exercisable at such time or times and in such installments, if any as our compensation committee or the Board may determine and expires no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012 or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first. The exercise price of the stock option will be at the fair market value. Vesting is at the desecration of Compensation Committee of the Board of Directors. The 2002 Plan allows immediate vesting of stock options if there is a change of change of control.

     A summary of stock option activity under 1999 and 2002 Plans are as follows:

                                                   Options Outstanding
                                        ----------------------------------------
                                        Available
                                           For      Number of   Weighted-Average
                                          Grant      Shares      Exercise Price
                                        ---------   ---------   ----------------
Balance as of December 31, 2000          425,000      75,000         $5.625
Granted
Cancelled

Balance as of December 31, 2001          425,000      75,000         $5.625
Shares made available for grant          230,000
Granted                                  (70,000)     70,000         $ 7.41
Cancelled

Balance as of December 31, 2002          585,000     145,000         $ 6.49

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     The following tables summarize information about stock options outstanding under the 1999 and 2002 Plan as of December 31, 2002:

                            Options Outstanding              Options Exercisable
                  --------------------------------------   ----------------------
                                   Weighted
                                    Average     Weighted     Number      Weighted
                    Number         Remaining     Average   Exercisable   Average
Range of          Outstanding     Contractual   Exercise       At        Exercise
Exercise Prices   At 12/31/02    Life (Years)     Price      12/31/02      Price
---------------   -----------   -------------   --------   -----------   --------
$5.625-$7.95        145,000          8.23         $6.49       95,000      $6.11

     At December 31, 1999, deferred compensation cost was recorded in the amount of $62,500, being the difference between the expected public offering price at the time the options were granted at a price of $6.459 or market value less the $5.625, the exercise price times the number of options granted. Deferred compensation cost was amortized over three years.

     For proforma purposes, the fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

                                                                       Options
                                                                     -----------
                                                                     2002   2001
                                                                     ----   ----
Expected Life (years)                                                   3    N/A
Expected volatility                                                   4.9%   N/A
Risk-free interest rates                                              3.0%   N/A

     The weighted average fair value per share of options granted for 2002 was $7.41. There were no options granted during 2001.

     Had deferred compensation cost for the stock option plan been determined based on the fair value at the grant date for the awards made in 1999, consistent with the provisions of SFAS No. 123, the Company's net earnings per share in the years 2002 and 2001 would have been reduced to the proforma amounts indicated below:

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

                                                               2002       2001
                                                             --------   --------
Net income (loss)
   As reported                                               $305,052   $289,931
   Proforma                                                  $303,887   $229,439

Earnings (loss) per share
   As reported
      Basic                                                  $    .06   $    .09
      Diluted                                                $    .06   $    .09
   Proforma
      Basic                                                  $    .06   $    .07
      Diluted                                                $    .06   $    .07

9.   EMPLOYEE BENEFIT PLAN

     The Company began a "Simple IRA" plan for all eligible employees wishing to contribute. An eligible employee is one that has $1,000 or more in compensation. The Company will matches the employees' contribution up to 3% and 2% of salary to a maximum of $7,500 and $6,000 for the year 2002 and 2001. The employee's contribution cannot exceed $7,500 in 2002 and $6,000 in 2001. Diversified Security Solutions, Inc.'s contributions were $58,458 in 2002 and $36,786 in 2001, respectively.

10.  STOCKHOLDERS' EQUITY

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

     Preferred Stock - Our board of directors is authorize, without stockholder approval, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of us. The issuance of preferred stock could decrease the amount

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

of earnings and assets available for distribution to the holders of our common stock or could aversely affect the rights and powers, including voting rights, of the holders of our common stock. At present, we do not intend to issue any shares of our preferred stock in the foreseeable future. No preferred stock can be issued until November 2003 without the consent of the underwriter, which shall not be unreasonably withheld.

     Warrants - In connection with the Company's initial public offering in November 2001, the Company's underwriter was granted warrants to purchase up to 150,000 shares of common stock. The exercise price of the warrants is 165% of the public offering price of $7.00 a share or $11.55 a share. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events such as stock dividends or other changes in the number of outstanding except for shares issued under certain circumstances, including shares issued under the incentive stock option plan and any equity securities which adequate consideration is received. The holder of warrant does not possess any rights as a stockholder unless the warrant is exercised.

11.  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                        Years Ended December 31,
                                                        ------------------------
                                                             2002       2001
                                                           --------   --------
Cash paid for:
    Taxes paid                                             $370,619   $173,433
    Interest paid                                          $142,180   $217,858

     During 2002, the Company purchased three subsidiaries through an exchange of stock for an aggregate of $2,945,000 as described in note 12.

     In addition, the Company borrowed $229,312 for equipment and entered into a capital lease for $13,610.

12.  ACQUISTIONS AND CONTINGENCIES

     On May 17, 2002, we purchased all of the issued and outstanding shares of Photo Scan Systems, Inc. ("Photo Scan") from Secure Alarm Systems, Inc. ("Secure Alarm"). Photo Scan is located in California, specializes in security systems for medical facilities and provide sales, system design, installation, service and maintenance of integrated security systems which include access control, closed circuit television, intercom, audio alarm and property intrusion detection. The purchase price for the issued and outstanding, shares of Photo Scan was $600,000 of which $200,000 was paid in cash and balance was paid by issuing 51,249 shares of our restricted common stock. Pursuant to the purchase agreement, we also paid off a $200,000 note made by Photo Scan Alarm. The purchase agreement provides that in the event that one year from May 17, 2002 (the "Reference Date"), the average closing sale price of our common stock for the ten

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002
trading days immediately prior to the Reference Date (the current Market Price) is less than approximately $7.81 per share we will pay in cash Secure Alarm an amount equal to the difference between $400,000 and the 51,249 shares multiplied by the Current Market Price. The Company entered into this transaction because Photo Scan is a provider of installers of security systems to the medial sector and is located in the west coast. The purchase price was determined based upon fair market value method based upon future revenues.

     On August 13, 2002 we acquired all of the issues and outstanding common stock of National Safe of California, Inc. ("National"). National supplies and services alarm security equipment, backup high security systems, lock and locking mechanisms, vault security, control systems and high-resolution surveillance equipment. The purchase price of the acquisition was $2,000,000, which was paid by issuing an aggregate of 283,566 shares. As part of this transaction, Photo Scan made a $500,000 non-recourse loan, to the seller of National and is secured by 70,000 shares of the Company's stock. The Stock Purchase Agreement provides that in the event that one year from the Closing (the "Reference Date"), the average closing sale price of our common stock for the ten trading days immediately prior to the Reference Date is less than$7.053 per share (the "Current Market Price"), we can within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or the seller amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by the Current Market Price. The Company entered into this transaction because National is a provider of installers of security systems to the banking sector and is located in the west coast. The purchase price was determined based upon fair market value method based upon future revenues.

     The following is a summary of the total purchase price of National as of the acquisition date:

Purchase price                                                       $2,000,000
Acquisition cost                                                        377,468
                                                                     ----------
Total purchase price                                                 $2,377,468
                                                                     ----------
Assets                                                                  503,903
Property and equipment                                                  970,000
Identifiable intangible assets                                           40,000
Goodwill                                                              1,153,245
Liabilities                                                            (289,680)
                                                                     ----------
                                                                     $2,377,468
                                                                     ==========

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                December 31, 2002

     Of the $970,000 of acquired intangible assets, $160,000 was assigned to a trade name that is not subject to amortization, $160,000 was assigned to a covenant not to compete that is being amortized on a straight line basis over the life of the contract of five years, acquired customer list and service contracts each were assigned $300,000 and are amortized on a straight line basis over fifteen years.

     On September 22, 2002, Photo Scan Systems acquired Corporate Security Integration, LLC ("CSI"). CSI is located in Phoenix, Arizona and specializes in access controls and closed circuit television monitoring. The purchase price for CSI was $815,000 of which $270,000 was paid in cash and $545,000 was paid by issuing 78,542 shares of common stock. The Company entered into this transaction because we were looking for a presence out west to compliment our east coast operation. The purchase price was determined based upon fair market value method based upon future revenues.

     The following is a summary of the total purchase price of Photo Scan and CSI as of the acquisition date:

Purchase price                                                       $1,615,000
Acquisition cost                                                        123,471

                                                                     ----------
Total purchase price                                                 $1,738,471
                                                                     ----------

Assets                                                                  501,312
Property and equipment                                                  430,361
Identifiable intangible assets                                          598,816
Goodwill                                                                637,112
Liabilities                                                            (429,130)

                                                                     ----------
                                                                     $1,738,471
                                                                     ==========

     Of the $598,816, of acquired intangible assets, $129,641 was assigned to a trade name that is not subject to amortization, $98,773 was assigned to a covenant not to compete that is being amortized on a straight line basis over the life of the contract of five years, acquired customer list and service contracts each were assigned $185,201 and are amortized on a straight line basis over fifteen years.

     The following table provides pro forma results of operations for the year 2002 and 2001, as if National had been acquired at January 1, 2001. The pro forma results do not include any anticipated cost savings or other effects of the planned integration of National. Accordingly, such amounts are not indicative necessarily of the results that would have occurred if the acquisition had been completed on the date indicated or that may result in the future.

             DIVERSIFIED SECURITY SOLUTIONS, INC., AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 31, 2002

              Pro Forma Condensed Consolidated Results (Unaudited)
                          Year Ended December 31, 2002

                             Historical
                     ------------------------
                       Company      National    Adjustment       Pro Forma
                     -----------   ----------   ----------       ---------
Sales                $17,666,461   $4,075,177                     $21,741,638
Net income (loss)    $   120,633   $  (76,330)  $(20,880) (1,2)   $    23,423
Income per share:
   Basic             $      0.02                                  $      0.00
   Diluted           $      0.02                                  $      0.00

              Pro Forma Condensed Consolidated Results (Unaudited)
                          Year Ended December 31, 2001

                           Historical
                     ------------------------
                       Company      National    Adjustment         Pro Forma
                     -----------   ----------   -----------        ---------
Sales                $11,928,613   $2,864,430                       $14,793,043
Net income (Loss)    $   289,731   $ (179,545)  $   (41,760)(1,2)   $    68,426
Income per share:
   Basic             $      0.08                                    $      0.02
   Diluted           $      0.08                                    $      0.02

     (1) To amortize intangible assets (covenant not to compete for five years and service rights and acquired customer list for fifteen years) on a straight-line basis.

     (2) To record effects of income tax benefit related to pro forma adjustments using a 42% tax rate.

13.  CONTINGENT LIABILITIES

     From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business.

                                  EXHIBIT INDEX

The following exhibits are filed herewith as part of this 10-KSB:

Exhibit                                                                                      Method
Number     Description of Document                                                          of Filing
-------    ------------------------------------------------------------------------------   ---------
  2.1  --  Stock Purchase Agreement by and among Diversified Security Solutions,
           Inc., Photo Scan Systems, Inc., National Safe of California, Inc. and Lee
           A. Kann, dated as of August 13, 2002............................................... (1)
  3.1  --  Certificate of Incorporation of the Company........................................ (2)
  3.2  --  By-laws of the Company............................................................. (2)
  3.3  --  Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on July 5, 2001..................................................... (3)
  3.4  --  Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on August 28, 2001.................................................. (3)
  4.1  --  Specimen Common Stock Certificate of the Company................................... (4)
  4.2  --  Underwriter's Warrant Agreement.................................................... (5)
 10.1  --  Employment Agreement between the Company and Sal Lifrieri.......................... (6)
 10.2  --  2002 Stock Option Plan............................................................. (7)
 10.3  --  Employment Agreement between the Company and James E. Henry........................ (2)
 10.4  --  Employment Agreement between the Company and Irvin F. Witcosky..................... (2)
 10.5  --  Employment Agreement between the Company and Louis Massad.......................... (2)
 10.6  --  1999 Incentive Stock Option Plan and form of Stock Option Agreement................ (2)
 10.7  --  Amendment to Employment Agreement between the Company and James E. Henry........... (3)
 10.8  --  Amendment to Employment Agreement between the Company and Irvin F. Witcosky........ (3)
 10.9  --  Amendment to Employment Agreement between the Company and Louis Massad............. (3)
 10.10 --  Office Lease between the Company and Midland Holding Co., Inc...................... (5)
 10.11 --  Office Lease between the Company and Eagle-DFW, Inc................................ (5)
 10.12 --  Underwriting Agreement between the Company and GunnAllen Financial, Inc............ (5)
 21.1  --  List of Subsidiaries............................................................... (8)
 99.1  --  Written Statements of the Chief Executive Officer and Chief Financial
           Officer of the Company Pursuant to 18U:SC SS 1350.................................. (8)

---------
1. Incorporated by reference to the 8-K of the Company filed with the Securities and Exchange Commission on August 27, 2002.

2 Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12, 2002.

3 Incorporated by reference to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on September 25, 2001.

4 Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

5 Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

6 Incorporated by reference to the 10QSB of the Company for the Quarter Ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

7 Incorporated by reference to the Company's Definitive Proxy on Form 14A filed with the Securities and Exchange Commission on September 27, 2002.

8 Filed herewith.