Form 10QSB
period 2003-03-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2003-05-15
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

           Number of shares outstanding of the issuer's Common Stock:

            Class:                                 Outstanding at March 31, 2003
            ------                                 -----------------------------
Common stock, $.01 par value                                 5,138,357

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                            ----
Part I  Financial Information

Item 1. Financial Statements

        Consolidated Balance sheets as of March 31, 2003 (Unaudited) and
           December 31, 2002                                                1

        Consolidated Statements of Operations for the three months ended
           March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)        2

        Consolidated Statements of Cash Flows for the three months ended
           March 31, 2003 (Unaudited) and March 31, 2002 (Unaudited)        3

        Notes to Financial Statements                                       4-5

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            6

Item 3. Controls and Procedures                                             7

Part II Other Information

Item 1. Legal Proceedings                                                   8

Item 2. Change in Securities                                                8

Item 3. Defaults Upon Senior Securities                                     8

Item 4. Submission of Matters to a Vote of Security Holders                 8

Item 5. Other Information                                                   8

Item 6. Exhibits and Reports on Form 8-K                                    8

SIGNATURES                                                                  9

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,    December 31,
                                                                                     2003          2002
                                                                                  -----------   ------------
                                                                                   Unaudited      Audited
                                                                                  -----------   ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                                      $ 3,972,018    $ 4,472,271
   Accounts receivable - net of allowance for doubtful accounts of $100,000
      and $100,000                                                                  4,891,869      6,263,995
   Note receivable                                                                    500,000        500,000
   Inventory                                                                        1,996,055      2,169,999
   Costs and profit in excess of billings                                             674,645        710,325
   Deferred tax asset                                                                 510,000        161,000
   Other current assets                                                               369,026        339,403
                                                                                  -----------    -----------
      Total current assets                                                         12,913,613     14,616,993

Property and equipment, net of accumulated depreciation of $1,151,166 and
   $1,070,718                                                                       1,269,375      1,167,680
Computer software product cost - net of accumulated amortization of $499,472
   and $479,472                                                                       194,620        214,620
Goodwill                                                                            1,790,357      1,790,357
Intangible assets - net of accumulated amortization of $92,467 and $63,356          1,476,349      1,505,460
Other assets                                                                          366,242        366,654
                                                                                  -----------    -----------
                                                                                  $18,010,556    $19,661,764
                                                                                  ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $   776,O72    $ 1,467,436
   Accrued expenses                                                                   901,714      1,015,198
   Billings in excess of cost                                                         108,500        123,870
   Deferred tax liability                                                              97,000         97,000
   Long-term debt, current portion                                                    187,095        217,426
   Capitalized lease obligations, current portion                                       3,180          3,938
   Customer deposits held                                                              19,991        155,065
                                                                                  -----------    -----------
      Total current liabilities                                                     2,093,552      3,079,933
                                                                                  -----------    -----------

Capitalized lease ob1igations, less current portion                                     9,219          9,074
Long-term debt, less current portion                                                2,015,587      2,017,403
Deferred tax liability                                                                182,000        182,000
                                                                                  -----------    -----------
      Total liabilities                                                             4,300,358      5,288,410
                                                                                  -----------    -----------

Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued
   Common stock, $.01 par value; 10,000,000 shares authorized; 5,138,357 shares
      outstanding                                                                      51,384         51,384
   Additional paid-in capital                                                      13,150,681     13,150,681
   Retained earnings                                                                  508,133      1,171,289
                                                                                  -----------    -----------
      Total stockholders' equity                                                   13,710,198     14,373,354
                                                                                  -----------    -----------
                                                                                  $18,010,556    $19,661,764
                                                                                  ===========    ===========

         The accompanying notes are an integral part of these statements

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                           2003         2002
                                                       -----------   ----------
Sales                                                  $ 3,705,703   $3,179,384

Cost of sales                                            2,654,536    1,891,344
                                                       -----------   ----------

Gross profit                                             1,051,167    1,288,040

Operating expenses
   Selling, general and administrative                   2,173,140    1,212,966
                                                       -----------   ----------

Operating (loss) income                                 (1,121,973)      75,074

Interest income                                              5,540       28,996
Interest expense                                           (26,723)     (38,847)
                                                       -----------   ----------

(Loss) income before income taxes                       (1,143,156)      65,223

(Provision) benefit for income taxes                       480,000      (26,000)
                                                       -----------   ----------

Net (loss) income                                      $  (663,156)  $   39,223
                                                       ===========   ==========

Basic and diluted (loss) earnings per common share:

Basic (loss) earnings per common share                 $     (0.13)  $     0.01
                                                       ===========   ==========

Weighted average common shares                           5,138,357    4,725,000
                                                       ===========   ==========

Diluted (loss) earnings per common share               $     (0.13)  $     0.01
                                                       ===========   ==========

Weighted average diluted shares                          5,138,357    4,800,000
                                                       ===========   ==========

         The accompanying notes are an integral part of these statements

             DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        2003         2002
                                                                     ----------   -----------
Cash flows from operating activities:
   Net (loss) income                                                 $ (663,156)  $    39,223
   Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
         Amortization of stock based compensation                                       5,208
         Depreciation and amortization                                  129,559        81,500
         Deferred taxes                                                (349,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                          1,372,126      (393,723)
         Inventory                                                      173,944       (82,175)
         Costs and profits in excess of cost                             35,680       141,999
         Other assets                                                   (29,211)     (416,766)
         Accounts payable                                              (691,363)     (897,988)
         Accrued expenses                                              (113,484)      (48,280)
         Billings in excess of cost                                     (15,370)      (54,464)
         Other 1iabilities                                                             (2,889)
         Customer deposits held                                        (135,074)      578,628
                                                                     ----------   -----------
            Cash used in operating activities                          (285,349)   (1,049,727)
                                                                     ----------   -----------
Cash flows from Investing activities:
      Proceeds of securities held to maturity                                         802,235
      Purchase of property and equipment                               (143,512)      (47,127)
                                                                     ----------   -----------
         Cash (used in) provided by investing activities               (143,512)      755,108
                                                                     ----------   -----------
Cash flows from financing activities:
      Net payments of revolving bank line                               (40,448)      (13,091)
      Discontinued operations                                                          12,797
      Capitalized lease obligation payments                                (613)
      Repayment of other notes                                          (30,331)
                                                                     ----------   -----------
         Cash (used in) provided by financing activities                (71,392)         (294)
                                                                     ----------   -----------
         (Decrease) in cash and cash equivalents                       (500,253)     (294,913)
         Cash and each equivalents - beginning of period              4,472,271     8,914,473
                                                                     ----------   -----------
         Cash and cash equivalents - end of period                   $3,972,018   $ 8,619,560
                                                                     ==========   ===========
            Supplemental Cash Flow Information:
            Cash paid during the period for:
            Income taxes                                             $    8,150   $   149,000
            Interest                                                 $   26,436   $    38,847
            Supplemental Schedule of Non-Cash Investing and
               Financing Activities:
            During 2003, the Company financed equipment for
               $38,632

         The accompanying notes are an integral part of these statements

DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In addition, we manufacture and assemble CCTV equipment and provide security-consulting services to our clients. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large commercial and government agencies.

     The Company's headquarters and manufacturing facility is located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas, Texas, Phoenix, Arizona and Fullerton, California.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002

2.   Net (Loss) Income Per Common Share

     Basic net (loss) income per share of common stock is calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. For the periods ended March 31, 2003 and 2002, the weighted average number of shares of common stock outstanding were 5,138,357 and 4,725,000, respectively. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance or potential common shares that may be issued by the Company relating to outstanding stock options and warrants. This amounted to 5,138,357 and 4,800,000 for the periods ending March 31, 2003 and 2002, respectively.

3.   Stock Based Compensation

     On January 1, 2003, the Company adopted the fair recognition value provisions of FASB No. 123, "Accounting for Stock Based Compensation," which was amended by FASB No. 148. Under the prospective method of adoption selected by the Company, stock based compensation cost will be recognized using the fair value method for all awards, granted, modified or settled on or after the effective date. For the quarter ended March 31,2003 and 2002, there were no stock based awards, grants, modifications or settlements. Accordingly adoption of this method had no affect on net (loss) income or proforma (loss) income.

4.   Employee Benefit Plan

     Effective January 1, 2003, the Company sponsored a 401-K and a discretionary profit sharing plan (the "Plan".) The Company matches up to three percent of qualifying employees' compensation contribution to the Plan. The Company's contributions to the employees' account vests equally over three years and the employee contribution to their own account vests immediately.

5.   Commitments

     On May 17, 2002, we purchased all of the issued and outstanding shares of PhotoScan Systems, Inc. ("PhotoScan") from Secure Alarm Systems, Inc. ("Secure Alarm"). The purchase price for the issued and outstanding, shares of PhotoScan was $600,000 of which $200,000 was paid in cash and balance was paid by issuing 51,249 shares of our restricted common stock. The purchase agreement provides that in the event that the average closing price of our common stock for the ten trading days immediately prior to May 16, 2003 is less than approximately $7.805 per share, we will pay in cash Secure Alarm an amount equal to the difference between $400,000 and the 51,249 shares multiplied by such average closing price.

     On August 13, 2002 we acquired all of the issues and outstanding common stock of National Safe of California, Inc. ("National Safe"). The purchase price of the acquisition was $2,000,000, which was paid by issuing an aggregate of 283,566 shares. The Stock Purchase Agreement provides that in the event that the average closing price of our common stock for the ten trading days immediately prior to August 13, 2003 is less than $7.053 per share, we can within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay the seller an amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by such average closing price.

     Any adjustment resulting from the above transaction(s) is a purchase price adjustment and will be recorded as goodwill.

Critical Accounting Policies

     Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The effects of adopting SFAS No. 148 did not impact on the Company's financial position or results of operations.

Forward Looking Statements

     When used in this discussion, the words "believes", "anticipates", "contemplated", "expects", or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer caused delays in installations, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months ended March 31, 2003 and March 31, 2002

Sales. Sales for the three-month ended March 31, 2003 was $3,705,703 representing an increase of 16.6% or $526,319 from $3,179,384 for the same quarter a year ago. Sales increased during the quarter ended March 31, 2003 primarily as a result of $1,008,230 in sales from three acquisitions made by the Company offset by a decrease in our existing core business due to customer delays in releasing orders from existing backlog.

Cost of Sales. Cost of sales was $2,654,536 for the three-months ended March 31, 2003 as compared to $1,891,344 for the three-months ended March 31, 2002. This was an increase of $763,192 or 40.4%. For the three-months ended March 31, 2003, cost of sales as a percentage of sales were 71.6% as compared to 59.5% for the three-month ended March 31, 2002. We attribute the increase in our cost of sales to our having to charge less for our services due to increased competition.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $2,173,140 for the quarter ended March 31, 2003 as compared to $1,212,966 for the same quarter a year ago. This increase of 79.2% or $960,174 is primarily attributed to the costs incurred in hiring additional personnel and the additional cost associated with our West Coast offices. Additionally, we incurred startup cost in connection with our security consulting division, which began operating in the third quarter of 2002.

Interest Income. Interest income for the three months ended March 31, 2003 was $5,540 for the quarter ended March 31, 2003 as compared to $28,996 for the quarter end March 31, 2002. The decrease of $23,456 was due to having less cash to invest.

Interest Expense. Interest expense for the three months ended March 31, 2003 was $26,723 as compared to $38,847 for the quarter ended March 31, 2002. The decrease of $12,124 is attributed to having average lower debt balance of $2,222,355 for the three-months ended March 31, 2003 as compared to $2,938,262 for the three-months ended March 31, 2002.

Net (Loss) Income. As a result of the factors noted above, for the quarter ended March 31, 2003 our net loss was $663,156, as compared to net income of $39,223, for the quarter ended March 31, 2002. This resulted in basic loss per share of $.13 on weighted average common shares outstanding of 5,138,357 for the quarter ended March 31, 2003 compared with $.01 on weighted average common shares outstanding of 4,725,000 for the quarter ended March 31, 2002.

Liquidity and Capital Resources

     As of March 31, 2003, we had cash and cash equivalents of $3,972,018. We have a loan facility of $4,500,000 with Hudson United Bank and have certain debt maturing from November 2004 through May 2005. The amount available under the credit facility was $2,322,622 as of March 31, 2003. Our working capital was $10,820,061 as of March 31, 2003.

     During the three months ended March 31, 2003, net cash used in operations was $285,349 and we purchased property and equipment of $143,512.

     Our capital requirements have grown substantially as a result of the growth of our operations and staffing. We expect our capital requirements to continue to increase in the future as we may seek to expand our operations internally and thorough acquisitions. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months.

Item 3. Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     The Company's management, including its Chief Executive Officer and
Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal controls will prevent all error and all fraud.
A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     (b)  Changes in internal controls.

     There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

Item 1. Legal Proceedings

     In May, 2003, Henry Bros. Electronics. Inc., a subsidiary of ours, commenced an action in the Superior Court located in Orange County, California, seeking a preliminary injunction against National Systems Integration, Inc. (formerly known as Intellisec). This action asserts that National Systems has engaged in unfair competitive practices in violation of California Business and Professions Code Section 17200 because it is intentionally interfering with Henry Bros.' business practices. Henry Bros. has been granted a temporary restraining order and its motion for a preliminary injunction is pending.

Item 2. Changes in Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

          Number   Description
          ------   -----------
            99     Certification pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

     (b)  Reports on Form 8-K

          None

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    SIGNATURES


Date: May 15, 2003                /s/ JAMES E. HENRY
                                  ----------------------------------------------
                                  James E. Henry
                                  Chairman, Chief Executive Officer and Director


Date: May 15, 2003                /s/ LOUIS MASSAD
                                  ----------------------------------------------
                                  Louis Massad
                                  Vice President, Treasurer, Chief Financial
                                  Officer and Director

                                 CERTIFICATIONS

                             CHIEF FINANCIAL OFFICER

I, Louis Massad, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diversified Security Solutions, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in is quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent valuation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003


                                      By: /s/ LOUIS MASSAD
                                          --------------------------------------
                                      Louis Massad
                                      Chief Financial Officer, Vice President
                                      and Treasurer

                             CHIEF EXECUTIVE OFFICER

I, James E. Henry, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diversified Security Solutions, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     c) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material.


Date: May 15, 2003


                                           By: /s/  JAMES E. HENRY
                                               ---------------------------------
                                               James E. Henry
                                               Chairman, Chief Executive Officer
                                               and Director