Form 10QSB
period 2003-06-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2003-08-14
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                Class:                       Outstanding at June 30, 2003

     Common stock, $.01 par value                      5,138,357

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

                                                                                   Page
                                                                                   ----
Part I  Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2003 (Unaudited) and
           December 31, 2002                                                          1

        Consolidated Statements of Operations for the six and three-months ended
           June 30, 2003 (Unaudited).                                                 2

        Consolidated Statements of Cash Flows for the six-months ended June 30,
           2003 (Unaudited) and June 30, 2002 (Unaudited)                             3

        Notes to Financial Statements                                               4-7

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    7-9

Item 3. Controls and Procedures                                                       9

Part II Other Information

Item 1. Legal Proceedings                                                            10

Item 2. Change in Securities                                                         10

Item 3. Defaults Upon Senior Securities                                              10

Item 4. Submission of Matters to a Vote of Security Holders                          10

Item 5. Other Information                                                            10

Item 6. Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                           11

                                 DIVERSIFIED SECURITY SOLUTIONS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                                                                   June 30, 2003   December 31, 2002
                                                                                     Unaudited          Audited
                                                                                   -------------   -----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 3,567,181       $ 4,472,271
   Accounts receivable - net of allowance for doubtful accounts of $100,000
      and $100,000                                                                    5,289,420         6,263,995
   Note receivable                                                                      500,000           500,000
   Inventory                                                                          1,794,821         2,169,999
   Costs and profit in excess of billings                                               170,907           710,325
   Refundable and prepaid income taxes                                                  689,902                --
   Deferred tax assets                                                                  510,000           161,000
   Other current assets                                                                 422,536           339,403
                                                                                    -----------       -----------
      Total current assets                                                           12,944,767        14,616,993

Property and equipment, net of accumualed depreciation of $1,231,325 and
   $1,070,718                                                                         1,231,074         1,167,680
Computer software product cost - net of accumulated amortization of
   $499,472 and $479,472                                                                194,620           214,620
Goodwill                                                                              1,846,733         1,790,357
Intangible assets - net of accumulated amortization of $121,579 and
   $63,356                                                                            1,447,237         1,505,460
Other assets                                                                            119,356           366,654
                                                                                    -----------       -----------
                                                                                    $17,783,787       $19,661,764
                                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                 $ 1,200,540       $ 1,467,436
   Accrued expenses                                                                     949,277         1,015,198
   Billings in excess of cost                                                           294,159           123,870
   Deferred tax liablity                                                                 97,000            97,000
   Long-term debt current portion                                                       174,620           217,426
   Capitalized lease obligations, current portion                                         9,594             3,938
   Customer deposits held                                                                 7,488           155,065
                                                                                    -----------       -----------
      Total current liabilities                                                       2,732,678         3,079,933
                                                                                    -----------       -----------

Capitalized lease obligations, less current portion                                       1,853             9,074
Long-term debt, less current portion                                                  2,425,139         2,017,403
Deferred tax liablilty                                                                  182,000           182,000
                                                                                    -----------       -----------
      Total liabilities                                                               5,341,670         5,288,410
                                                                                    -----------       -----------

Stockholders' Equity:

   Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued Common stock, $.01 par value; 10,000,000 shares authorized; 5,138,357
   shares outstanding                                                                    51,384            51,384
   Additional paid-in capital                                                        13,150,681        13,150,681
   Accumulated deficit and retained earnings                                           (759,948)        1,171,289
                                                                                    -----------       -----------
      Total stockholders' equity                                                     12,442,117        14,373,354
                                                                                    -----------       -----------
                                                                                    $17,783,787       $19,661,764
                                                                                    ===========       ===========

          The accompanying notes are an integral part of the statements

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Six Months Ended June 30,   Three Months Ended June 30,
                                           -------------------------   ---------------------------
                                              2003          2002            2003          2002
                                           -----------   -----------   ------------   -----------
Sales                                      $ 7,226,421   $ 7,394,016   $ 3,520,718    $ 4,214,632

Cost of Sales                                5,604,699     4,266,639     2,950,163      2,375,295
                                           -----------   -----------   -----------    -----------
Gross profit                                 1,621,722     3,127,377       570,555      1,839,337

Operating expenses
   Selling, general and administrative       4,385,578     2,935,706     2,212,438      1,722,740
                                           -----------   -----------   -----------    -----------
Operating (loss) income                     (2,763,856)      191,671    (1,641,883)       116,597

Interest income                                 (6,733)      (38,467)       (1,193)        (9,471)
Interest expense                                51,114        78,809        24,391         39,962
                                           -----------   -----------   -----------    -----------
(Loss) income before income taxes           (2,808,237)      151,329    (1,665,081)        86,106

(Provision) benefit for income taxes         1,179,000       (65,000)      699,000        (39,000)
                                           -----------   -----------   -----------    -----------
Net (loss) income                          $(1,629,237)  $    86,329   $  (966,081)   $    47,106
                                           ===========   ===========   ===========    ===========

Basic and diluted (loss) earnings per common share:

Basic (loss) earnings per common share     $     (0.32)  $      0.02   $     (0.19)   $      0.01
                                           ===========   ===========   ===========    ===========
Weighted average common shares               5,138,357     4,725,000     5,138,357      4,725,000
                                           ===========   ===========   ===========    ===========
Diluted (loss) earnings per common share   $     (0.32)  $      0.02   $     (0.19)   $      0.01
                                           ===========   ===========   ===========    ===========
Weighted average diluted shares              5,138,357     4,800,000     5,138,357      4,800,000
                                           ===========   ===========   ===========    ===========

        The accompanying notes are an integral part of these statements

                              DIVERSIFIED SECURITY SOLUTIONS, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                          -------------------------
                                                                              2003          2002
                                                                          -----------   -----------
Cash flows from operating activities:
   Net (loss) income                                                       (1,931,237)  $    86,329
   Adjustments to reconcile net (loss) income to net cash used in operating activities:
         Amortization of stock based compensation                                            10,417
         Depreciation and amortization                                        238,830       176,975
         Deferred taxes                                                      (349,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                  974,575      (836,254)
         Inventory                                                            375,178      (859,644)
         Costs and profits in excess of cost                                  539,418        (7,621)
         Refundable and prepaid incomes taxes                                (684,011)     (249,276)
         Other assets                                                         158,275      (210,197)
         Accounts payable                                                    (266,897)     (515,253)
         Accrued expenses                                                    (122,297)     (120,987)
         Billings in excess of cost                                           170,289       (78,854)
         Customer deposits held                                              (147,577)      404,031
                                                                          -----------   -----------
            Cash used in operating activities                              (1,044,454)   (2,200,334)
                                                                          -----------   -----------
Cash flows from investing activities:
      Proceeds of securities held to maturity                                               399,207
      Purchase of property and equipment                                     (185,369)     (368,984)
                                                                          -----------   -----------
         Cash (used in) provided by investing activities                     (185,369)       30,223
                                                                          -----------   -----------
Cash flows from financing activities
      Net payments of revolving bank line                                     326,298      (488,321)
      Capitalized lease obligation payments                                    (1,566)       (2,483)
      Repayment of other notes                                                     --       (38,605)
                                                                          -----------   -----------
         Cash provided by (used in) financing activities                      324,733      (529,409)
                                                                          -----------   -----------
         Decrease in cash and cash equivalents                               (905,090)   (2,699,520)
         Cash and cash equivalents - beginning of period                    4,472,271     8,914,473
                                                                          -----------   -----------
         Cash and cash equivalents - end of period                        $ 3,567,181   $ 6,214,953
                                                                          ===========   ===========
            The accompanying notes are integral part of the statements

            Supplemental Cash Flow Information:
            Cash paid during the period for:
            Income taxes                                                  $   183,875   $   149,950
            Interest                                                      $    50,827   $    78,809

            Supplemental Schedule of Non-Cash Investing and Financing
               Activities:
            During 2003, the Company financed equipment for $38,632.

            In May 2003, the Company accrued $56,376 of goodwill in connection with the acquistion of HBE-CA (See note 5)

    The accompanying notes are an integral part of these financial statements

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six - month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002

2.   Net (Loss) Income Per Common Share

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

3.   Stock Based Compensation

     On January 1, 2003, the Company adopted the fair recognition value provisions of FASB No. 123, "Accounting for Stock Based Compensation," which was amended by FASB No. 148. Under the prospective method of adoption selected by the Company, stock based compensation cost will be recognized using the fair value method for all awards, granted, modified or settled on or after the effective date. There were no stock options issued during the three and six-months ended June 30, 2003 and there were stock options issued during the three and six-months ended June 30, 2003.

     Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three and six-months ended June 30, 2003 is as follows:

                                                     Three-Months Ended     Six-Months Ended
                                                          June 30,               June 30,
                                                        (Unaudited)            (Unaudited)
                                                    -------------------   ---------------------
                                                       2003      2002         2003        2002
                                                    ---------   -------   -----------   -------
Net (loss) income, as reported                      $(966,081)  $47,106   $(1,629,237)  $86,329

Stock - based employee compensation
   expense included in reported net (loss) income,
   net of related tax expense                               0         0             0         0

Total stock-based employee compensation
   expense determined under fair valued based,
   net of related tax effects                                    (8,489)                 (8,489)
                                                    ---------   -------   -----------   -------

Pro forma net (loss) income                         $(966,081)  $38,617   $(1,629,237)  $77,840
                                                    ---------   -------   -----------   -------

(Loss) earning per share:

   Basic- as reported                               $   (0.19)  $  0.01   $     (0.32)  $  0.02
   Basic- as pro forma                              $   (0.19)  $  0.01   $     (0.32)  $  0.02

   Diluted - as reported                            $   (0.19)  $  0.01   $     (0.32)  $  0.02
   Diluted - as proforma                            $   (0.19)  $  0.01   $     (0.32)  $  0.02

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

5.   Commitments

     On May 17, 2002, the Company purchased all of the issued and outstanding shares of Henry Bros. Electronic, Inc. formerly Photo Scan Systems, Inc. ("HBE-CA") from Secure Alarm Systems, Inc. ("Secure Alarm"). The purchase price for the issued and outstanding, shares of PhotoScan was $600,000 of which $200,000 was paid in cash and balance was paid by issuing 51,249 shares of the Company restricted common stock. The purchase agreement provides that in the event that the average closing price of our common stock for the ten trading days immediately prior to May 16, 2003 is less than approximately $7.805 per share, the Company will pay in cash Secure Alarm an amount equal to the difference between $400,000 and the 51,249 shares multiplied by such average closing price. In May 2003, the Company accrued an obligation of $56,375 to the owner of Secure Alarm.

     On August 13, 2002, the Company acquired all of the issues and outstanding common stock of National Safe of California, Inc. ("National Safe"). The purchase price of the acquisition was $2,000,000, which was paid by issuing an aggregate of 283,566 shares. The Stock Purchase Agreement provides that in the event that the average closing price of the Company's common stock for the ten trading days immediately prior to August 12, 2003 ("the Reference Date") is less than $7.053 per share, the Company can within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay the seller an amount equal to the difference between (i) $1,500,000 and (ii) 212,675
(subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by such average closing price.

     Any adjustment resulting from the above transaction(s) is a purchase price adjustment and will be recorded as goodwill.

6.   Related Party Transactions

     A corporation of which a director was an officer was paid consulting fees in amount of $12,400 and $30,900 for the three and six - months ended June 30, 2003, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Six - Months ended June 30, 2003 and June 30, 2002

Sales - Sales for the six-month ended June 30, 2003 was $7,226,421 representing a decrease of 2.3% or $167,595 as compared to June 30, 2002 or $7,394,016. Sales declined in our core business of $ $2,237,126 for the six - months ended June 30, 2003 as compared to June 30, 2002. Sales for the six-months ended June 30, 2003 as compared to June 30, 2002 included $2,039,531 from three acquisitions made by the Company. HBE-CA's operations were included in operations since June 2002. National Safe and Henry Bros. Electronics, LLC formerly Corporate Security Integration (" HBE-AZ") operations began in the third quarter 2002. Sales decreased in our core business due to the overall economy and more competitors in the market place.

Cost of Sales - Cost of sales for the six-months ended June 30, 2003 was $5,604,699 as compared to $4,266,639 for the six - months ended June 30, 2002. This was an increase of $1,338,060 or 31.3% as compared to the six-months ended June 30, 2003. For the six -months ended June 30, 2003, the gross profit margin was 22.4% as compared to 42.3% for the six months ended June 30, 2002. We attribute the increase in our cost of sales to our having to charge less for our services due to increased competition.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased to $4,385,578 for the six-months ended June 30, 2003 as compared to $2,935,706 for the six-months ended June 30, 2002 . This increase of 49.4% or $1,449,872 is primarily attributed to the additional cost associated with our West Coast offices of $1,377,190.

Interest Income - Interest income for the six-months months en0ded June 30, 2003 was $6, 733 as compared to $38,467 for six months ended June 30, 2002. The decrease of $31,734 was due to having less cash to invest.

Interest Expense. Interest expense for the six-months months ended June 30, 2003 was $51,114 as compared to $78,809 for the six-months ended June 30, 2002. Interest expense decreased by $27,695 is attributed to having an average lower debt balance of $2,424,987 for the six-months ended June 30, 2003 as compared to $ 2,681,547 for the six months ended June 30, 2002and lower interest rates on our loans by a full basis point for the six-month ended June 30, 2003 as compared to June 30, 2002

Net (Loss) Income - As a result of the factors noted above, for the six-months ended June 30, 2003, our net loss was $1,6929,237, as compared to net income of $86,329, for the six-months ended June 30, 2002. This resulted in basic loss per share of $0.32 on weighted average common shares outstanding of 5,138,357 for the six-months ended June 30, 2003 as compared to basic earnings per share of $0.02 on weighted average common shares outstanding of 4,725,000 for the six-months ended June 30, 2002.

     Three - Months ended June 30, 2003 and June 30, 2002

Sales - Sales for the three-month ended June 30, 2003 was $3,520,718 representing a decrease of 16.5% or $693,914 as compared to June 30, 2002 or $4,214,632. Sales declined in our core business of $ $1,7797,406 for the three - months ended June 30, 2003 as compared to June 30, 2002. Sales for the three -months ended June 30, 2003 as compared to June 30, 2002 included $1,085,492 from three acquisitions made by the Company. HBE-CA's operations were included in operations since June 2002. National Safe and HBE-AZ's operations began in the third quarter 2002. Sales decreased in our core business due to the overall economy and more competitors in the market place.

Cost of Sales - Cost of sales for the three-months ended June 30, 2003 was $2,950,163 as compared to $2,375,295 for the three-months ended June 30, 2002. This was an increase of $574,868 or 24.2% as compared to the three-months ended June 30, 2002. For the three-months ended June 30, 2003, the gross profit margin was 16.2% as compared to 43.6% for the three-months ended June 30, 2002. We attribute the increase in our cost of sales to our having to charge less for our services due to increased competition.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased to $2,212,439 for the three-months ended June 30, 2003 as compared to $1,722,740 for the three-months ended June 30, 2002. This increase of 28.4. % or $489,699 is primarily attributed to the costs incurred with the operating expenses of the west coast offices for the three-months ended June 30, 2003 of $577,960.

Interest Income - Interest income for the three-months months ended June 30, 2003 was $1,193 as compared to $9,471 for three- months ended June 30, 2002. The decrease of $8,278 was due to having less cash to invest.

Interest Expense - Interest expense for the three-months months ended June 30, 2003 was $24,391 as compared to $39,962 for the three-months ended June 30, 2002. Interest expense decreased by $15,571 is attributed to having an average lower debt balance of $2,403,738 for the three -months ended June 30, 2003 as compared to $2,673,557 and lower interest rates on our loans by a full basis point for the three-months ended June 30, 2003 as compared to the three-months ended June 30, 2003.

Net (Loss) Income. As a result of the factors noted above, for the three-months ended June 30, 2003, our net loss was $966,081 as compared to net income of $47,106 for the three-months ended June 30, 2002. This resulted in basic loss per share of $0.19 on weighted average common shares outstanding of 5,138,357 for the three months ended June 30, 2003 as compared to basic earnings per share of $0.01 on weighted average common shares outstanding of 4,725,000 for the three- months ended June 30, 2002.

Liquidity and Capital Resources

     As of June 30, 2003, we had cash and cash equivalents of $3,567,181. We have a loan facility of $4,500,000 with Hudson United Bank and have certain debt maturing from November 2004 through May 2005. The amount available under the credit facility was $1,913,069 as of June 30, 2003. Our working capital was $10,552,385 as of June 30, 2003.

     During the six-months ended June 30, 2003, net cash used in operations was $1,044,454 and we purchased property and equipment of $185,369. In addition, there was net cash provided by investing activities resulting from net borrowings of $324,733.

     Our capital requirements have grown substantially as a result of the growth of our operations and staffing since our public offering. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve-months. The company is in the process of seeking capital.

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

     (a) As used herein, "disclosure controls and procedures" means controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

     (b) Changes in internal controls.

     There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

Item 1. Legal Proceedings

     In May 2003, Henry Bros. Electronics, Inc., a wholly owned subsidiary of the Company, commenced an action in the Superior Court located in Orange County, California, seeking a preliminary injunction against National Systems Integration, Inc. (formerly known as Intellisec). This matter has since been settled.

Item 2. Changes in Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

          Number   Description
          ------   -----------
          31(1)    Certification of Chief Executive Officer Pursuant to
                   18 U.S.C. Section 1350, as Adopted Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

          31(2) Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  The issuer filed no reports on Form 8-K during the second quarter of
          2003

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    SIGNATURE


Date: August 14, 2003                    /s/ JAMES E. HENRY
                                         ---------------------------------------
                                         James E. Henry
                                         Chairman, Chief Executive Officer
                                         and Director


Date: August 14, 2003                    /s/ LOUIS MASSAD
                                         ---------------------------------------
                                         Louis Massad
                                         Vice President, Treasurer, Chief
                                         Financial Officer and Director

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'