Form 10QSB
period 2003-09-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2003-11-14
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                   Yes X  No

           Number of shares outstanding of the issuer's Common Stock:

        Class:                                 Outstanding at September 30, 2003

Common stock, $.01 par value                                5,067,973

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

                                                                                       Page
                                                                                      -----
Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2003 (Unaudited) and
          December 31, 2002                                                           1

          Consolidated Statements of Operations for the nine and three months ended
          September 30, 2003 (Unaudited).                                             2

          Consolidated Statements of Cash Flows for the nine months ended
          September 30, 2003 (Unaudited) and September 30, 2002 (Unaudited)           3

          Notes to Financial Statements                                               4-7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                       7-9

Item 3.   Controls and Procedures                                                     9-10

Part II   Other Information

Item 1.   Legal Proceedings                                                           10

Item 2.   Change in Securities                                                        10

Item 3.   Defaults Upon Senior Securities                                             10

Item 4.   Submission of Matters to a Vote of Security Holders                         10

Item 5.   Other Information                                                           10

Item 6.   Exhibits and Reports on Form 8-K                                            10-11

SIGNATURES                                                                            11

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        September 30, 2003   December 31, 2002
                                                                                        ------------------   -----------------
                                                                                            Unaudited             Audited
                                                                                        ------------------   -----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                                $ 2,432,209         $ 4,472,271
   Accounts receivable - net of allowance for doubtful accounts of
      $105,000 and $100,000                                                                   5,101,945           6,263,995
   Note receivable                                                                                                  500,000
   Inventory                                                                                  1,748,381           2,169,999
   Costs and profit in excess of billings                                                       959,509             710,325
   Refundable income taxes                                                                      187,001                  --
   Deferred tax asset                                                                           479,000             161,000
   Other current assets                                                                          58,875             339,403
                                                                                            -----------         -----------
      Total current assets                                                                   10,966,920          14,616,993

Property and equipment, net of accumulated depreciation of $1,311,015 and $1,070,718          1,175,451           1,167,680
Computer software product cost - net of accumulated amortization of $538,736
   and $479,472                                                                                 155,356             214,620
Goodwill                                                                                      1,865,584           1,790,357
Intangible assets - net of accumulated amortization of $150,694 and $63,356                   1,418,122           1,505,460
Other assets                                                                                    476,903             366,654
                                                                                            -----------         -----------
                                                                                            $16,058,336         $19,661,764
                                                                                            ===========         ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                         $ 1,815,704         $ 1,467,436
   Accrued expenses                                                                             806,772           1,015,198
   Billings in excess of cost                                                                   658,185             123,870
   Deferred tax liability                                                                        97,000              97,000
   Long-term debt current portion                                                               161,791             217,426
   Capitalized lease obligations, current portion                                                   939               3,938
   Customer deposits held                                                                        20,507             155,065
                                                                                            -----------         -----------
      Total current liabilities                                                               3,560,898           3,079,933
                                                                                            -----------         -----------

Capitalized lease obligations, less current portion                                               9,519               9,074
Long-term debt, less current portion                                                          2,084,692           2,017,403
Deferred tax liability                                                                          182,000             182,000
                                                                                            -----------         -----------
      Total liabilities                                                                       5,837,109           5,288,410
                                                                                            -----------         -----------
Stockholders' equity:
   Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued
   Common stock, $.01 par value; 10,000,000 shares authorized; 5,138,864 and                     51,389              51,384
      5,138,357 shares outstanding
   Treasury stock, at cost; 70,891 shares                                                      (500,000)
   Additional paid-in capital                                                                13,154,174          13,150,681
   Accumulated deficit and retained earnings                                                 (2,484,336)          1,171,289
                                                                                            -----------         -----------
      Total stockholders' equity                                                             10,221,227          14,373,354
                                                                                            -----------         -----------
                                                                                            $16,058,336         $19,661,764
                                                                                            ===========         ===========

          The accompanying notes are an integral part of these statements

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Nine Months Ended September 30,   Three Months Ended September 30,
                                                      -------------------------------   --------------------------------
                                                            2003          2002                 2003          2002
                                                         -----------   -----------          -----------   ----------
Sales                                                    $12,320,260   $12,974,018          $ 5,093,838   $5,580,002
Cost of sales                                             10,106,772     7,396,307            4,502,072    3,129,668
                                                         -----------   -----------          -----------   ----------
Gross profit                                               2,213,488     5,577,711              591,766    2,450,334
Operating expenses
   Selling, general and administrative                     6,132,358     5,097,668            1,746,781    2,161,962
                                                         -----------   -----------          -----------   ----------
Operating (loss) income                                   (3,918,870)      480,043           (1,155,015)     288,372
Interest income                                                8,992        61,710                2,259       23,243
Interest expense                                             (80,837)     (113,029)             (29,723)     (34,220)
                                                         -----------   -----------          -----------   ----------
(Loss) income before income taxes                         (3,990,715)      428,724           (1,182,479)     277,395
(Provision) benefit for income taxes                         335,090      (182,000)            (843,910)    (117,000)
                                                         -----------   -----------          -----------   ----------
Net (loss) income                                        $(3,655,625)  $   246,724          $(2,026,389)  $  160,395
                                                         ===========   ===========          ===========   ==========

Basic and diluted (loss) earnings per common share:
Basic (loss) earnings per common share                   $     (0.71)  $      0.05          $     (0.39)  $     0.03
                                                         ===========   ===========          ===========   ==========
Weighted average common shares                             5,137,046     4,872,464            5,133,470    4,872,464
                                                         ===========   ===========          ===========   ==========
Diluted (loss) earnings per common share                 $     (0.71)  $      0.05          $     (0.39)  $     0.03
                                                         ===========   ===========          ===========   ==========
Weighted average diluted shares                            5,137,046     4,947,464            5,133,470    4,947,464
                                                         ===========   ===========          ===========   ==========

         The accompanying notes are an integral part of these statements

                       DIVERSIFIED SECURITY SOLUTION, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Nine Months Ended
                                                                         September 30,
                                                                  -------------------------
                                                                     2003          2002
                                                                  -----------   -----------
Cash flows from operating activities:
   Net (loss) income for the period                               ($3,655,625)  $   246,724
   Adjustments to reconcile net (loss) income to net cash
      used in operating activities;
         Amortization of stock based compensation                                    15,625
         Depreciation and amortization                                386,898       439,192
         Deferred income taxes                                       (318,000)       55,000
         Doubtful accounts expense                                      5,000             0
         Changes in operating assets and liabilities:
            Accounts receivable                                     1,157,050    (1,447,424)
            Inventory                                                 421,618      (864,521)
            Costs in excess of billing                               (249,184)      102,029
            Other assets                                              170,281      (160,102)
            Refundable income taxes                                  (187,001)
            Accounts payable                                          348,268      (197,450)
            Accrued expenses                                         (208,425)     (112,632)
            Income taxes payable                                                    166,000
            Billings in excess of cost                                534,315       (80,014)
            Customer deposits held                                   (134,558)       13,578
                                                                  -----------   -----------
               Cash used in operating activities                   (1,729,363)   (1,823,995)
                                                                  -----------   -----------
Cash flows from investing activities:
   Issuance of note receivable                                                     (500,000)
   Securities held to maturity                                                      802,235
   Computer software development costs                                              (20,000)
   Purchase of property and equipment                                (209,437)     (849,043)
   Acquisitions                                                                    (470,000)
   Increase in goodwill for guarantee of stock price                  (71,729)
                                                                  -----------   -----------
      Cash used in investing activities                              (281,166)   (1,036,808)
                                                                  -----------   -----------
Cash flows from financing activities:
   Net proceeds (payments) to banks of credit line                     28,657      (830,239)
   Payment of other debt                                              (55,635)
   Capitalized lease obligation payments                               (2,555)       (9,566)
                                                                  -----------   -----------
      Cash used in financing activities                               (29,533)     (839,805)
                                                                  -----------   -----------
   Net cash decrease in cash and cash equivalents                  (2,040,062)   (3,700,608)
   Cash and cash equivalents - beginning of period                  4,472,271     8,914,473
                                                                  -----------   -----------
   Cash and cash equivalents - end of period                      $ 2,432,209   $ 5,213,865
                                                                  ===========   ===========
Supplemental disclosure of cash flow information

Cash paid during the period for:
   Interest                                                       $    80,695   $   113,029
   Taxes                                                          $   183,875   $   165,000
Non-cash investing and financing activities:

   The Company financed equipment                                 $    38,632
   The Company received 70,891 shares of its stock fom a
      loan holder due to default (see note 6)                     $   500,000
   Issuance of stock in connection with acquisition of National
   Safe (see note 5)                                              $     3,498

          The accompanying notes are an integral part of these statements

DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     Diversified Security Solutions, Inc. (the "Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and government agencies.

     The Company's headquarters and manufacturing facility is located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas, Texas, and in Phoenix, Arizona and Fullerton, California. During the third quarter of 2003, the Company has stopped manufacturing but will support and honor existing warranties.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2002.

2.   Net (Loss) Income Per Common Share

     Basic net (loss) income per share of common stock was calculated by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance or potential common shares that may be issued by the Company relating to outstanding stock options and warrants.

3.   Stock Based Compensation

     On January 1, 2003, the Company adopted the fair recognition value provisions of FASB No. 123, "Accounting for Stock Based Compensation," which was amended by FASB No. 148. Under the prospective method of adoption selected by the Company, stock based compensation cost will be recognized using the fair value method for all awards, granted, modified or settled on or after the effective date. There were no stock options issued during the three and nine months ended September 30, 2003 and there were stock options issued during the nine months ended September 30, 2002.

     Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three and nine months ended September 30, 2003 is as follows:

                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                           (Unaudited)            (Unaudited)
                                                    ----------------------   ----------------------
                                                       2003         2002         2003        2002
                                                    -----------   --------   -----------   --------
Net (loss) income, as reported                      $(2,026,389)  $160,395   $(3,655,625)  $246,724

Stock - based employee compensation expense
   included in reported net (loss) income, net of
   related tax expense                                        0          0             0          0

Total stock-based employee compensation expense
   determined under fair valued based, net of
   related tax effects                                                                       (8,489)
                                                    -----------   --------   -----------   --------
Proforma net (loss) income                          $(2,026,389)  $160,395   $(3,655,625)  $238,235
                                                    -----------   --------   -----------   --------
Pro forma (loss) earning per share:
   Basic and diluted as reported                    $     (0.39)  $   0.03   $     (0.71)  $   0.05
   Basic and diluted as pro forma                   $     (0.39)  $   0.03   $     (0.71)  $   0.05

4.   Employee Benefit Plan

     As of January 1, 2003, the Company sponsored a 401-K and a discretionary profit sharing plan (the "Plan"). Until September 1, 2003, the Company matched up to three percent of qualifying employees' compensation contribution to the Plan. The Company's contributions to the employees' account vests equally over three years and the employee's contribution to his or her own account vests immediately.

5.   Goodwill, Common Stock and Subsequent Event

     On May 17, 2002, the Company purchased all of the issued and outstanding shares of Henry Bros. Electronic, Inc. formerly Photo Scan Systems, Inc. ("HBE-CA") from Secure Alarm Systems, Inc. ("Secure Alarm"). The purchase agreement provides that in the event that the average closing price of our common stock for the ten trading days immediately prior to May 16, 2003 is less than approximately $7.805 per share, the Company will pay in cash to Secure Alarm an amount equal to the difference between $400,000 and 51,249 shares multiplied by such average closing price. The amount of this cash payment was $56,375, however, due to a dispute between the owner of Secure Alarm and the Company, this matter was settled for $26,000.

     Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), on August 13, 2002, a wholly-owned subsidiary of the Company acquired all of the issued and outstanding common stock of National Safe of California, Inc. ("National Safe"). The purchase price of the acquisition was $2,000,000, subject to certain adjustments specified in the Stock Purchase Agreement, which was paid by issuing an aggregate of 283,566 shares of the Company's common stock. The Stock Purchase Agreement provided that in the event that the average closing price of the Company's common stock for the ten trading days immediately prior to August 13, 2003 is less than $7.053 per share, the Company can within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay the seller an amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by such average closing price. In August 2003, the Company recorded additional goodwill of $45,728 for the guarantee of the stock price. In March 2003 and October 8, 2003, the Company issued 507 and 10,017 shares of its common stock in connection with required adjustments to purchase price of the acquisition. The value of such shares was $3,498 and $65,111, respectively.

6.   Treasury Stock

     In connection with National Safe acquisition, the Company made a $500,000 non-recourse loan at 6% interest rate per annum, to the seller of National Safe that was collateralized by 70,891 shares of the company's stock. On September 23, 2003, 70,891 shares of the Company's stock were cancelled and placed in treasury when the seller defaulted on the loan. The Company recorded treasury stock at a cost of $500,000.

7.   Related Party Transactions

     A corporation of which a director of the Company was an officer was paid consulting fees in amount of $7,046 and $37,946 for the three and nine months ended September 30, 2003, respectively.

     The Company also paid another director consulting fees in the amount of $2,400 for the three and nine months ended September 30, 2003.

8.   Commitment

     In August 2003, Mr. Sal Lifrieri and the Company entered into an agreement pursuant to which Mr. Lifrieri resigned as the Company's Executive Vice President. Mr. Lifrieri also resigned from the Company's Board of Directors. Pursuant to the agreement, the Company entered into a consulting agreement with Protective Countermeasures ("PCC"), a company owned by Mr. Lifrieri. The consulting agreement provides for twelve monthly payments to PCC in the amount of $11,445.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Nine Months Ended September 30, 2003 and September 30, 2002

Sales - Sales for the nine months ended September 30, 2003 were $12,320,260 representing a decrease $653,758 of 5.0% as compared to $12,974,018 for the nine months ended September 30, 2002. Sales for the nine months ended September 30, 2002 included $1,479,294 in sales generated by our three acquisitions as compared to $3,845,091 in sales generated by our three acquisitions for the nine months ended September 30, 2003. This was offset by a decline in sales generated by our other operations of $3,019,555. Our sales decreased due to the overall economy and more competitors in the market place.

Cost of Sales - Cost of sales for the nine months ended September 30, 2003 was $10,106,772 as compared to $7,396,307 for the nine months ended September 30, 2002. This was an increase of $2,710,465 or 36.6%. For the nine months ended September 30, 2003, the gross profit margin was 18.0% as compared to 43.0% for the nine months ended September 30, 2002. We attribute the increase in our cost of sales to our having to charge less for our services due to increased competition and the reclassification of certain overhead items from general and administrative expenses to cost of sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased to $6,132,358 for the nine months ended September 30, 2003 as compared to $5,097,668 for the nine months ended September 30, 2002. This increase of 20.3% or $1,034,690 was primarily attributed to the additional costs associated with our west coast offices of $1,698,108 and partially offset by reclassification of certain general and administrative expenses to cost of sales.

Interest Income - Interest income for the nine months ended September 30, 2003 was $8,992 as compared to $61,710 for nine months ended September 30, 2002. The decrease of $52,718 was due to having less cash to invest and lower interest rates.

Interest Expense. Interest expense for the nine months ended September 30, 2003 was $80,837 as compared to $113,029 for the nine months ended September 30, 2002. The decrease of $32,192 was attributable to having an average lower debt balance of $2,274,854 for the nine months ended September 30, 2003 as compared to $2,526,350 for the nine months ended September 30, 2002 and lower interest rates.

Net (Loss) Income - As a result of the factors noted above, for the nine months ended September 30, 2003, our net loss was $3,655,625 as compared to net income of $246,724, for the nine-months ended September 30, 2002. This resulted in basic loss per share of $0.71 on weighted average common shares outstanding of 5,137,046 for the nine months ended September 30, 2003 as compared to basic earnings per share of $0.05 on weighted average common shares outstanding of 4,872,464 for the nine- months ended September 30, 2002.

Three Months Ended September 30, 2003 and September 30, 2002

Sales - Sales for the three months ended September 30, 2003 were $5,093,838 representing a decrease of $486,164 or 8.7% as compared to $5,580,002 for the three months ended September 30, 2002. Our sales decreased due to the overall economy and more competitors in the market place.

Cost of Sales - Cost of sales for the three months ended September 30, 2003 was $4,502,072 as compared to $3,129,668 for the three months ended September 30, 2002. This was an increase of $1,372,404 or 43.9%. For the three months ended September 30, 2003, the gross profit margin was 11.6% as compared to 43.9% for the three months ended September 30, 2002. We attribute the increase in our cost of sales to our having to charge less for our services due to increased competition and the reclassification of certain overhead items from general and administrative expenses to cost of sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased to $1,746,781 for the three months ended September 30, 2003 as compared to $2,161,962 for the three months ended September 30, 2002. This was a decrease of $415,181 or 19.2% and was primarily attributed to reclassification of certain general expenses to cost of sales.

Interest Income - Interest income for the three months ended September 30, 2003 was $2,259 as compared to $23,243 for the three months ended September 30, 2002. The decrease of $20,984 was due to having less cash to invest and lower interest rates.

Interest Expense - Interest expense for the three months ended September 30, 2003 was $29,723 as compared to $34,220 for the three months ended September 30, 2002. This decrease of $4,497 was attributable to lower interest rates. The average debt balance for the three months ended September 30, 2003 was $2,429,277 as compared to $2,261,645 for the three months ended September 30, 2002.

(Loss) Income. As a result of the factors noted above, the loss for the three months ended September 30, 2003 was $2,026,389 as compared to net income of $160,39 5 for the three months ended September 30, 2002. This resulted in basic loss per share of $0.39 on weighted average common shares outstanding of 5,133,470 for the three months ended September 30, 2003 as compared to basic earnings per share of $0.03 on weighted average common shares outstanding of 4,872,464 for the three months ended September 30, 2002.

Liquidity and Capital Resources

     As of September 30, 2003, we had cash and cash equivalents $2,432,209. We have a loan facility of $4,500,000 with Hudson United Bank and have certain debt maturing from November 2004 through May 2005. The amount available under the credit facility was $2,253,517 as of September 30, 2003. Our working capital was $7,406,022 as of September 30, 2003.

     During the nine months ended September 30, 2003, net cash used in operations was $1,729,363. We purchased property and equipment of $209,437 and guaranteed the company's stock price in two acquisitions and paid $71,729 to the sellers. In addition, there was net cash used in investing activities from net borrowings of $29,533.

     Our capital requirements have grown substantially as a result of the growth of our operations and staffing since our public offering. Our cash and cash equivalents have significantly decreased over the last few years. We believe that our current cash, available lines of credit and cash flow from operations should be sufficient to meet our capital requirements for the next twelve months.

Item 3. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

     Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

     (b) Changes in internal controls.

     There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

Item 1. Legal Proceedings

     Not  applicable

Item 2. Changes in Securities

     Not applicable

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

Number   Description
------   -----------
31(1)    Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer
31(2)    Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer
31(3)    Rule 13a-14(a) 15d-14(a) Certification of Acting Chief Financial Officer
32       Section 1350 Certification

     (b)  Reports on 8-Keports on Form 8-K

          On August 29, 2003, the Company filed an 8-K reporting an Item 9 event announcing that the Company issued a press release announcing its financial results for the three and six months ended June 30, 2003.

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                    SIGNATURE


Date: November 14, 2003                 /s/ JAMES E. HENRY
                                        ----------------------------------------
                                        James E. Henry
                                        Chairman, Chief Executive Officer and
                                        Treasurer


Date: November 14, 2003                 /s/ IRVIN F. WITCOSKY
                                        ----------------------------------------
                                        Irvin F. Witcosky
                                        Chief Operating Officer, President,
                                        Secretary and Director


Date: November 14, 2003                 /s/ DOUGLAS BECK
                                        ----------------------------------------
                                        Douglas Beck
                                        Acting Chief Financial Officer

                           STATEMENT OF DIFFERENCES
                           ------------------------
The section symbol shall be expressed as................................'SS'