Form 10KSB
period 2003-12-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2004-04-01
CIK 1099918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES AND EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM         TO
                                               -------    -------

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

                                   ----------

          Check whether Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

          State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $13,308,808 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of March 25, 2004).

          The Registrant's sales for the year ended December 31, 2003 were $18,261,065.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 Par Value               5,130,540
              (Title of Class)              (No. of Shares Outstanding
                                                 at March 25, 2004)

                      Documents Incorporated By Reference:
                                      None

================================================================================

                      Diversified Security Solutions, Inc.

                                Table of Contents

PART I...............................................................................................    3

Item 1. Description of Business......................................................................    3

Item 2. Description of Property......................................................................   10

Item 3. Legal Proceedings............................................................................   11

Item 4. Submission of Matters to a Vote of Stockholders..............................................   11

PART II..............................................................................................   11

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters........................   11

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations........   13

Item 7. Financial Statements.........................................................................   17

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   17

Item 8a. Controls and Procedures.....................................................................   18

PART III.............................................................................................   18

Item 9. Directors and Executive Officers of the Company..............................................   18

Item 10. Executive Compensation......................................................................   21

Item 11. Security Ownership of Certain Beneficial Owners and Management..............................   23

Item 12. Certain Relationships and Related Transactions..............................................   25

Item 13. Exhibits and Reports on Form 8-K............................................................   26

Item 14. Principal Accountant Fees and Services......................................................   26

Signatures...........................................................................................   27

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

          In November 2001, we completed our initial public offering of 1,500,000 shares of common stock which is traded on the American Stock Exchange under the ticker symbol DVS. In December 2001, GunnAllen Financial, Inc., the underwriter of our initial public offering, exercised its over-allotment option to purchase 225,000 shares of our common stock.

          (b) Business of Issuer

          We are a single-source/turn-key provider of technology-based security solutions for medium and large commercial and governmental agencies in the United States.

          Security Distributing and Marketing magazine (SDM) ranks the top 100 largest firms selling closed circuit TV (CCTV), access control and integrated security systems. We were ranked No. 22 in SDM's Top Systems Integrators Report published in July 2003.

          As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion, optimize system performance and manpower performance. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

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

          Our three operating units are integration, evacuation planning and mobile digital recorders.

          Our Integration Solution

          At the beginning of each new client relationship, we designate one member of our professional staff as the client service contact. This individual is the point person for communications between the client and us and often acts, as the client's project manager for all of its security needs. Our engagement may include:

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

          Engineering and Design

          The engineering and design process involves preparation of detailed project specifications and working drawings by a team of our engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the camera sensitivity requirements, layout of the control center, placement of cameras, card readers and other equipment and electrical requirements. Throughout our engineering and design process, our goal is to understand our client's operational preferences in order to design a system that is functional, cost-effective and accommodates our client's present and future requirements. In addition, we attempt to incorporate our client's existing personnel, equipment and other physical resources into the system design.

          When retained as a single-source provider for turnkey security solutions, we select system components required under the specifications and drawings. We recommend that our customers buy proven off-the-shelf devices and software and resort to custom equipment when absolutely necessary. When specified equipment is called for by a customer, our manufacturing group, Viscom Products, Inc. will outsource the components and parts to its fullest extent.

          We have made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. We believe that our technical proficiency with the products of a wide range of manufacturers enables us to select components that will best meet a project's requirements.

          Installation

          Under the supervision of our project manager, our technicians install hardware, integrate hardware and software, and validate and test the system. Subcontractors typically perform the aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction.

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

          o Critical condition monitoring systems, which provide alarm monitoring and supervision of various systems and facilities; and

          o Fire detection systems, intercoms, public address and network connectivity that can expand a local security system into a closely controlled worldwide system.

          Maintenance and Technical Support

          We provide maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by us and for existing systems.

          Evacuation Planning
          -------------------

          Our evacuation planning division works with companies and managers of high-rise office buildings to analyze their specific facilities needs with emergency preparedness plans. We provide demonstrations, training and recommendation to clients. Our evacuation planning division provides a wide array of services, including:

o    Development of emergency plans and procedures;

o    Expand existing fire/emergency and preparedness response plans;

o    Articulate building strategy to the tenants;

o    Provide tenant inclusion;

o    Increase building community unity, awareness and confidence; and

o    Employee training.

          Mobile Digital Recorders
          ------------------------

          The Company's Viscom Products, Inc.'s subsidiary ("Viscom") has developed an integrated standard solution for mobile digital recorders for deployment on municipal buses and trains. This product is now being manufactured by a third party in strict compliance with Viscom's standards.

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

          We have developed expertise in the security regulations applicable to airports, high-rise buildings, public transportation systems, prisons and nuclear utilities. We have identified several key industries or facility types that we believe have substantial and increasing requirements for security services, including corporate complexes, commercial and federal facilities.

          Customers

          We provide our products and services to customers in the public and private sectors through direct sales to end-users and through subcontracting agreements. We have provided services to transit authorities, airports, universities, office-buildings, hospitals and airlines.

          Competition

          The security industry is highly competitive. We compete on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. We will compete with different companies depending upon the nature of the project and the services being offered. For example, we have competed with ADT and Siemens for systems integration work. Many of our competitors have greater name recognition and financial resources. Our competitors also include equipment manufacturers and vendors that also provide security services. We believe that we compete primarily on our ability to deliver solutions that effectively meet a client' requirements and, to a lesser extent and primarily in competitive bid situations, on price. Since completing our initial public offering in November 2001, we are able to get larger performance bonds, and, therefore, we can compete for larger projects as a primary contractor.

          Employees

          As of February 2004, we had 101 full time employees including officers, of whom: 67 were engaged in engineering, systems installation and repair services, 21 in administration and accounting, 13 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

          Pricing

          We employ a variety of pricing strategies for our services. Proposals for consulting and evacuation planning services are priced based on an estimate of hours multiplied by standard rates. Systems integration projects are based upon the estimated cost of the equipment for the project, plus the estimated hours for each skill set multiplied by the rate quoted, plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement.

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

We are dependent upon a small number of customers for a large portion of our revenues

          We have a small number of customers from which we receive a large portion of our sales. However, no single customer comprised more then ten percent of total sales for 2003. In 2002, there were three customers that had 24%, 18% and 13% of total sales. Sales from governmental agencies accounted for 21% of our sales in 2003 versus 67% in 2002. Our experience has been that some of these substantial customers will be a source of significant sales in the succeeding year and some will not. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of sales. There can be no assurance that we will continue to be able to do so.

          All of our orders and contracts may be cancelled so there is a risk that our backlog may not be fulfilled. As of December 31, 2003, our backlog was approximately $9,024,000.

Some of our orders and contracts may be subject to cancellation by our customers at any time so we cannot be certain that we will recognize sales from them.

We experience intense competition for business from a variety of sources

          In systems integration, we compete for new business with large construction firms, electrical contractors, and consultants in the security business and other systems integrators. In our mobile digital recording operations, we compete with numerous manufacturers such as Vicon, Lenel, General Electric, Pelco and Phillips. Many of our competitors are much larger than we are and have greater resources. In order to effectively compete in the future, we may have to charge less for our services that may result in lower profit margins.

We rely on only a few key executives

          James E. Henry and Irvin F. Witcosky, our two executives, are vital to our business operations. The loss of any one of them could have a material adverse impact on our business, financial condition or results of operations.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel

          Competition for highly skilled employees is intense in our industry. The design and the installation of our systems requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and advanced software. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services diminished and our sales and the value of your investment reduced. We may be unable to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future.

Lengthy sales cycle

          Sale of our services and products frequently involves a substantial commitment of resources to evaluate a potential project and prepare a proposal. In addition, approval of proposals often involves a lengthy process due to clients' internal procedures and capital expenditure approval processes. We may not be awarded a project that we have prepared a proposal for and, even if we are, a substantial period of time may elapse from when we made the proposal to when we recognize sales from the project.

We may make acquisitions or form joint ventures that are unsuccessful

          Part of our growth strategy may involve acquisitions or joint ventures with other system integrators.

This strategy is subject to the following risks:

               o We may not be able to identify suitable acquisition and joint venture candidates.

               o If the purchase price of an acquisition includes cash, we may need to use a significant portion of our available cash.

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

               o We may have to incur significant accounting charges, such as impairment of intangible assets, which may adversely affect our results of operations.

Our Chief Executive Officer and Chief Operating Officer owns the majority of our common stock and their interests may be different from and conflict with yours

          Mr. Henry and Mr. Witcosky beneficially own a total of approximately 55.4% of our outstanding common stock. Accordingly, if they act together, they will have the power to control the election of all of our directors and other issues for which the approval of our shareholders is required.

Item 2. Description of Property

          We lease a 17,055 square foot sales, office, and integration facility that also serves as our corporate office in Saddle Brook, New Jersey. This facility is a one-story, modern brick building in a commercial industrial area. The lease on this space terminates on June 30, 2006, and provides for an annual rent of $98,400 until that date, payable in equal monthly installments of $8,200 plus taxes of approximately $600 per month. We are also responsible for the cost of property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

          We lease a 9,553 square foot sales and office facility, in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 2006 at an average annual rent of $109,404 payable in equal monthly installments of $9,117 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

          We lease a 4,200 square foot sales and office facility, in Grand Prairie, Texas, near the Dallas Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until January 31, 2007 at an annual average rental of $38,484, payable in equal monthly installments of $3,207 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

          We lease a 3,906 square foot sales and office facility, in Phoenix, Arizona. A single-story, concrete building in an office complex, this space is leased until August 2006 at an average annual rental of $47,148, payable in an average monthly installments of $3,926 with additional costs to us for insurance, repairs and alterations, utilities, taxes and cleaning.

          We lease an apartment in New York City for business use. This lease expires in January 2005, with an annual rental of $51,660, is payable in equally monthly installments of $4,305 with additional costs to us for parking and cleaning.

          These facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

          We know of no material litigation or proceeding to which we are a party.

Item 4. Submission of Matters to a Vote of Stockholders

          At our 2003 Annual Meeting of Stockholders held on November 19, 2003, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

Name                Number of Votes For   Votes Withheld
-----------------   -------------------   --------------
Robert S. Benou          4,895,937            10,600
James E. Henry           4,892,687            13,350
Leroy Kirchner           4,897,537             8,500
Joseph P. Ritorto        4,897,637             8,400
Irvin F. Witcosky        4,892,787            13,250

          The stockholders also voted to ratify the selection of Demetrius & Company, L.L.C. as our independent auditors for 2003. The results of the voting of this proposal were 4,788,927 in favor, 4,500 against and 2,900 abstentions. Leroy Kirchner resigned from our Board in December, 2003. The Board elected Brian Reach to fill the vacancy created by Mr. Kirchner's resignation.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          Our Common Stock is traded on the American Stock Exchange under the Symbol "DVS".

          (a) The following table indicates high and low sales prices for each period.

2001                                High     Low
----                                ----     ---
Fourth Quarter (11/15/01-12/31/01)   $8.35   $7.00

2002
----
First Quarter                        $8.80   $6.65
Second Quarter                       $8.20   $6.75
Third Quarter                        $7.30   $6.50
Fourth Quarter                       $7.00   $6.55

2003
----
First Quarter                        $7.70   $6.52
Second Quarter                       $7.35   $6.30
Third Quarter                        $7.15   $6.10
Fourth Quarter                       $6.70   $5.26

          (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 25, 2004 was 13. Since a portion of the shares of the common stock are held in street name or nominee name, it is believed that there may be significantly more beneficial owners of our common stock.

          (c) Dividends. There were no cash dividends or other cash distributions made by us during the year ended December 31, 2003. Any future determination to pay dividends will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

          (d) Securities authorized for issuance under equity compensation plans.

          On December 31, 2003, the Company's Board of Directors authorized the issuance of 52,550 shares to its employees valued at $294,280.

          (e) Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                                                Weighted-average            Number of securities
                                     Number of securities to   exercise price of          remaining available for
                                     be issued upon exercise     outstanding           future issuance under equity
                                     of outstanding options,   options, warrants      compensation plans (excluding
                                       warrants and rights        and rights       securities reflected in column (a))
Plan category                                   (a)                   (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved            223,200*               $6.59                 506,800
by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not                  40.000**              $7.00
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                         263,200                $6.66                 506,800
----------------------------------------------------------------------------------------------------------------------

----------
* This amount includes options issuable pursuant to our 2002 Stock Option Plan. Our Board of Directors approved this plan on May 10, 2002. Our shareholders' approved it on October 28, 2002. The plan authorizes the issuance of options to purchase up to 230,000 share of our Common Stock to employees, directors, and consultants of the

Company.

     Also included are options issuable pursuant to our Incentive Stock Option Plan. Our Board of Directors and our Shareholders on December 23, 1999 approved our Incentive Stock Option Plan. Our Incentive Stock Option Plan provides for the granting of option to purchase a maximum of 500,000 shares of the Company's common stock.

** This amount includes an option to purchase 40,000 shares of our common stock granted on November 1, 2001 to the Wall Street Consultants, Inc. ("WSC") at a price of $7.00. This option was granted in consideration of services to be provided by WSC to the Company. The option expires in November 2006.

     Not included is a warrant to purchase 150,000 shares of our common stock granted to GunnAllen Financial, Inc. at a purchase price of $11.55 per share. The warrant was granted to GunnAllen as part of its compensation for acting as the underwriter of our initial public offering. The warrant expires on November 21, 2005.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

(a)  Overview

          We are a turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our three operating units are integration and evacuation planning.

          Our integration unit designs, customizes, installs, connects and maintains CCTV (closed circuit television) and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may also install, maintain and monitor intrusion alarms via a third party central station. We are able to offer a customer seamless solutions to its electronic security needs. We work with a customer to plan, engineer, design and install their security system. We also provide maintenance and technical support.

          Our mobile digital mobile recording unit provides an integrated system of up to eight cameras, two microphones and a digital recorder for applications on buses and trains.

          Our evacuation planning division advises clients, which include companies, governmental agencies and high-rise office buildings, on how they can improve their emergency preparedness plans. Our evacuation planning division provides a wide array of services, including:

o    Development of emergency plans and procedures;

o    Expand existing fire/emergency preparedness response plans;

o    Articulate building strategy to the tenants;

o    Provide tenant inclusion;

o    Increase building community unity, awareness and confidence; and

o    Employee training.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the year ended December 31, 2003 to year ended December 31, 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the year ended December 31, 2003 to year ended December 31, 2002

          Sales. Sales for the year ended December 31, 2003 were $18,261,065 representing a decrease $569,028 or 3.0% as compared to $18,830,093 for the year ended December 31, 2002. The decrease in sales was principally related to lower sales from the Company's products manufactured by Viscom Products, Inc. ("Viscom"), which were partially offset by the increase in sales of integration products and services. Viscom's sales decreased for the year ended December 31, 2003 as compared to the same period a year ago by approximately $2,396,000.
The Companies we acquired during 2002 contributed to sales growth in 2003. During 2003, there was increased competion, particularly in the New York metropolitan region. Government funding did not meet our expectations for 2003. Sales to governmental agencies represented 21% and 57% of total sales, for the year ended December 31, 2003 and 2002, respectively.

          Cost of Sales. Cost of sales for the year ended December 31, 2003 was $14,326,872 as compared to $12,485,362 for the year ended December 31, 2002. This was an increase of $1,841,510 or 14.8% for the year ended December 31, 2003. Gross profit margin was 21.5% as compared to 33.7 % for the year ended December 31, 2002. We attribute the increase in our cost of sales for the year ended December 31, 2003 primarily to Viscom. For the year ended December 31, 2003, Viscom operations was being phased out as of the manufacturing process and reported a gross margin loss of 75% as compared to a gross margin in the prior year of 69%. Integration products and services margins for the year ended December 31, 2003 was 23.4% as compared to 27.7% for the same period a year ago. Due to increased competition, the company forced to charge less for its services.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $8,203,254 for the year ended December 31, 2003 from $5,750,578 for year ended December 31, 2002. This increase of $2,452,676 or 42.7 % was primarily attributed to an increase in marketing and sales efforts of establishing the acquired companies from 2002. Such costs to enhance the acquired infrastructure, build a sales team and accounting personnel and other related expenses were approximately $2,086,000. In addition, there were one time charges from stock grant to employees valued at approximately $294,000, an impairment charges for the value of intangible assets for approximately $86,000 and a $137,000 termination an employment contract. As sales in the Company's declined during the second and third quarter of 2003, as compared to the prior period a year ago, the Company initialed several cutting cost initiatives including the savings resulted from the reduction of headcount by approximately 13%.

          Interest Income. Interest income for the year ended December 31, 2003 was $10,326 as compared to $72,987 for year ended December 31, 2002. The decrease of $62,661 was due to having less cash to invest and lower interest rates.

          Interest Expense. Interest expense for the year ended December 31, 2003 was $106,464 as compared to $136,896 for the ended December 31, 2002. The decrease of $30,432 was attributable to having an average lower debt balance of $2,306,076 for the year ended December

31, 2003 as compared to $2,590,541 for the year ended December 31, 2002 and lower interest rates by approximately one percent.

          Net (Loss) Income. As a result of the factors noted above, for the year ended December 31, 2003 our net loss was $2,957,102 as compared to net income of $305,052 for the year ended December 31, 2002. This resulted in basic loss per share of $0. 58 on weighted average common shares outstanding of 5,121,877 for the year ended December 31, 2003 as compared to basic earnings per share of $0.06 on weighted average common shares outstanding of 4,939,484 for the year ended December 31, 2002.

Liquidity and Capital Resources

          As of December 31, 2003, we had cash and cash equivalents $1,927,416. We have a loan facility of $4,500,000 with Hudson United Bank and have certain debt maturing from November 2004 through May 2005. The amount available under the credit facility was approximately $2,087,000 as of December 31, 2003. We have received a waiver from the bank of the requirement to have tangible net worth of $8.5 million and debt service coverage. The loan agreement was amended to reduce tangible net worth to $8 million effective December 31, 2003. Our working capital was $8,507,508 as of December 31, 2003. We have short-term debts due of approximately $464,000 and purchase orders with our vendors to fulfill customer orders of approximately $640,000

          During the year ended December 31, 2003, net cash used in operations was $2,293,281 We purchased property and equipment of $273,585 and in accordance with a contractual guarantee of the company's stock price in two acquisitions made in 2002 we paid $71,728 to the sellers. In addition, there was net cash provided from financing activities of $82,269.

          Our capital requirements have grown substantially as a result of the growth of our operations and staffing since our public offering. Our cash and cash equivalents have significantly decreased last year due to our operating loss partially offset by a decrease in our working capital. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and /or debt financing to grow our operations.

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

          Income Recognition

          Sales from system installations are generally recognized on the completed-contract method, in which sales are recognized when the contract is substantially complete. The completed-contract method applies to those contracts completed within a period of time, generally, less then two months. Contracts that are expected to be longer than two months are accounted for on the percentage of completion method.

          The percentage of completion method recognizes sales earned based on the percentage of total estimated contract costs incurred to date to estimated contract costs. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in period in which such losses are determined. The majority of the Company's contracts are completed within a year. Service contracts are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, sales from service contracts are recognized monthly

          Equipment sales are recognized upon shipment.

          Trade Receivables and Allowance for Doubtful Accounts

          The preparation of financial statements requires our management to make estimates and assumptions relating to the collectivity of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has a concentration risk in trade accounts receivable with significant sales to the government and local agencies. The credit evaluation process has mitigated the credit risk, losses have been minimal and within management's expectations.

          Inventory Valuation

          Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand is regularly reviewed, and where necessary, provisions for excess and obsolete inventory are recorded primarily on product demand and forecasted sales data. A significant change in the demand or forecast in addition to inventory purchases can result in excess inventory on hand, requiring additional write-downs

          Warranty

          The Company offers warranties on all products, including parts and labor that range from one year to four years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user.

          Intangible Assets

          The Company's intangible assets including goodwill and other intangibles consist of the fair value of acquired customer lists, service contracts acquired, trade names and covenants not to compete. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

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

Item 7. Financial Statements

          Refer to pages F-1 through F-20.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          During the year ended December 31, 2003, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

Item 8a. Controls and Procedures

          Pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal Executive Officer and principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company's principal Executive Officer and principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or, to its knowledge, in other factors during the fourth quarter that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                    PART III

Item 9. Directors and Executive Officers of the Company

          As of March 25, 2004, the Company's directors and executive officers were as follows:

      Name          Age                           Position
-----------------   ---   ----------------------------------------------------------
James E. Henry       50   Chairman, Chief Executive Officer, Treasurer and Director
Irvin F. Witcosky    65   President, Chief Operating Officer, Secretary and Director
Douglas Beck         43   Chief Financial Officer
Robert S. Benou      69   Director
Joseph P. Ritorto    72   Director
Brian Reach          49   Director

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

          Douglas Beck is a CPA has been the Company's Chief Financial Officer since September 2003. From December 2002 until September 2003, Mr. Beck was the Company's Director of Finance. From March 2000 until December 2002, Mr. Beck served as an accounting and finance consultant to various companies. From December 1998 until March 2000, Mr. Beck worked for Andersen LLP as an audit manager and from June 1989 until December 1998, he worked for Eisner LLP as an audit manager. Mr. Beck graduated from Fairleigh Dickinson University with a Bachelors of Science degree.

          Robert S. Benou was elected to our board of directors in June 2001. He has been a director of Conolog Corporation since 1968 and served as its President from 1968 until May 2001 when he was elected Conolog's Chairman and Chief Executive Officer. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to industrial management courses at Newark College of Engineering. Mr. Benou is a member of the Board of Director of eXeogenics, Inc.

          Joseph P. Ritorto was elected to our board of directors in January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located on Teterboro Airport in New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as Senior Executive Vice Present and Chief Operating Officer of Silverstein Properties, Inc. and was responsible for leasing, operations and directing the lease administration of Silverstein owned and managed properties.

          Brian Reach became a member of to our board of directors in February 2004. Mr. Reach began his career over 25 years ago with PricewaterhouseCoopers, becoming a CPA in 1980. More recently he has served as the Chief Financial Officer for Globix Corporation, IPC Communications, Inc., Celadon Group, Inc. and Cantel Medical Corp. Mr. Reach has a wide range of corporate finance, restructuring and governance experiences having led the financing efforts to raise over $1 billion during his career. He has also played key leadership roles in mergers and acquisitions, a leveraged recapitalization, debt restructurings and the development of controls for internal and external financial reporting.

Background Information About Certain Key Employees

          Theodore Gjini has worked for us since 1988 in various capacities, including as a sales engineer and project manager. In his current position as a Vice President, he supervises the coordination of our personnel and their activities in sales and marketing, project installations and maintenance. Mr. Gjini graduated from the New Jersey Institute of Technology with a Bachelor of Science degree in electrical engineering and William Paterson College with a master in business administration.

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

Audit Committee and Audit Committee Financial Expert

          The Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a) 58(A) of the Securities Exchange Act of 1934, as amended. The audit committee reviews with the Company's independent public accountants the scope and adequacy of the audit to be performed by them, the Company's accounting practices, procedures and policies, and all related party transactions. The audit committee met four times during 2003. The Audit Committee Currently consists of Brian Reach, Robert Benou and Joseph Ritorto. The Board of Directors has determined that it has at least one audit committee financial expert serving on the Company's audit committee. The Company's Board of Directors believe that Mr. Brian Reach is an "audit committee financial expert" and is an independent member of the board of directors.

Compliance with Section 16(a) of the Exchange Act

     The federal securities laws require that the Company's directors and executive officers, and persons who own more than ten percent of the outstanding shares of common stock, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any equity securities of the Company on Forms 3, 4, and 5. To our knowledge, during the year ended December 31, 2003, based on review of copies of such reports furnished to the Company and representations by these individuals that no other reports were required, all required reports have been filed on a timely basis on behalf of all persons subject to these requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics is included as an exhibit to this report.

Item 10. Executive Compensation

The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2003, 2002 and 2001 of those persons who were, as of December 31, 2003, (a) the Chief Executive Officer, and (b) the four the most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term Compensation
                                                                                  -----------------------------
                                                                                      Awards         Payouts
                                                                                  --------------   ------------
                                                    Annual Compensation             Securities       All Other
                                              ---------------------------------     Underlying     Compensation
        Name and Principal Position           Year(s)   Salary($)(1)   Bonus($)   Options/SARS #     ($)(2)(3)
        ---------------------------           -------   ------------   --------   --------------   -----------
James E. Henry                                  2003       163,350                                    3,393(2)
   Chairman and Chief Executive Officer,        2002       148,500          --           --           4,455(7)
   Treasurer and Director                       2001       135,000      13,500           --           2,700(7)

Irvin F. Witcosky                               2003       163,350                                    3,393(2)
   President, Chief Operating Officer,          2002       148,500          --           --           4,455(7)
   Secretary and Director                       2001       135,000      13,500           --           2,700(7)

Douglas Beck, CPA                               2003       100,000
   Chief Financial Officer                                                  --
Louis Massad                                    2003       121,000                                    9,964(4)
   Former Vice President, former                2002       110,000      11,000        5,000          10,830(5)
   Treasurer, former Chief Financial            2001       110,000                       --           6,400(6)
   Officer and former Director                                                        9,000

Sal Lifrieri                                    2003       135,000
   Former Executive Vice President              2002       135,000                   50,000(3)

(1) Effective in December 2003, Messrs Henry and Witcosky voluntarily waived twenty percent their salaries and the Mr. Beck reduced his salary by 10% as a cost reduction measure.

(2) Company matching contribution under its 401-K and profit sharing plan.

(3) Cancelled on August 13, 2003.

(4) Consist of a $7,200 auto allowance and a $2,764 company match contribution under its 401-K and profit sharing Plan.

(5) Consist of a $7,200 auto allowance and a $3,630 company match contribution under its Simple IRA Plan.

(6) Consists of a $4,200 car allowance and a $2,200 company matching contribution under its Simple IRA Plan.

(7) Company matching contribution under its Simple 1RA Plan that terminated on December 31, 2002.

                      Option/SAR Grants in Last Fiscal Year
                               (Individual Grants)

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

Employment Contracts and Termination of Employment, and Change in Control Arrangements

          Messrs. Henry and Witcosky are serving as Chairman and Chief Executive Officer and President, Chief Operating Officer and Secretary, respectively, under employment agreements for five years that commenced January 1, 2000. These agreements provide for an initial annual compensation of $135,000, an increase of 10% in compensation as of January 2002 and in each subsequent year of the agreements and an one-year non-competition covenant covering the security business that commences after termination of employment. In December 2003, Messrs. Henry and Witcosky voluntarily waived the receipt of twenty percent of their respective salaries in order to help the Company reduce its costs.

          In August 2003, Mr. Massad resigned from his position as Vice President, Treasurer, and Chief Financial Officer. Mr. Massad also resigned from the Company's Board of Directors. Mr. Massad is currently assisting the Company's accounting department. Prior to his resigning as the company's Treasurer, Chief Financial Officer and Vice President, Mr. Massad had entered into a five year agreement with the Company that commenced January 1, 2000.
His initial annual compensation under such contract was $110,000. The agreement also provided for a 10% increase per annum as of January 2002 and in each subsequent year of the agreement. Mr. Massad was granted an option to purchase 9,000 shares of the Company's common stock. This option was granted under the Company's Incentive Stock Option Plan and is exercisable at $5.625 per share. The option expires in December 2009. Mr. Massad's employment agreement has been amended and provides for a reduced salary and terminates on December 31, 2005.

          In August 2003, Mr. Lifrieri and the Company entered into an agreement, pursuant to which Mr. Lifrieri resigned as the Company's Executive Vice President. Mr. Lifrieri also resigned from the Company's Board of Directors. Pursuant to the agreement, the Company and Mr. Lifrieri entered into a Consulting Agreement with Protective Countermeasures and Consulting ('PCC'), a company owned by Mr. Lifrieri. The Consulting Agreement provides for twelve equal monthly payments to PCC in the amount of $11,455. Under the agreement, any stock options granted to Mr. Lifrieri were surrendered and are void.

Item 11. Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth, as of March 25, 2004 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

          The applicable percentage of ownership is based on 5,130,540 shares outstanding as of March 25, 2004.

                                                          Number of     Percentage of
                                                            Shares       Common Stock
                                                         Beneficially    Beneficially
Name, Address and Title of Beneficial Owner                 Owned           Owned
-------------------------------------------              ------------   -------------
James E. Henry, Chairman, Chief Executive Officer,
   Treasurer and Director ............................   1,425,000           27.7%

Irvin F. Witcosky, Chief Operating Officer, President,
   Secretary and Director ............................   1,425,000           27.7%

Douglas Beck, Chief Financial Officer (4) (5).........         300               *

Louis Massad, Former Chief Financial Officer and
   former Director (1) (2) ...........................      14,000               *

Leroy Kirchner, Former Director (1) ..................       5,000               *

Robert Benou, Director (1) ...........................       5,000               *

Joseph Ritorto, Director (1) .........................      40,000               *

All executive officers and directors as a group
   (6 persons) (3) ...................................   2,914,000          56.80%

----------
* less than 1%

(1) The amount shown for Messrs. Massad, Kirchner, Benou and Ritorto includes options to purchase 5,000 shares each of the Company's common stock at $7.95 per share.

(2) The amount shown for Mr. Massad also includes a currently exercisable option to purchase 9,000 shares of the Company's Common Stock at a price of $5.625 per share.

(3) The amount shown includes currently exercisable options to purchase 29,300 shares of the Company's common stock.

(4) The amount shown includes options to purchase 300 shares of the Company stock at $6.75 per share.

(5) The value of the option award pursuant to the Black Scholes method for the year ended December 31, 2003 was $62.

Item 12. Certain Relationships and Related Transactions

          A corporation of which a Director of the Company was an officer was paid consulting fees of approximately $51,000 for the year ended December 31, 2003.

               The Company also paid another former Director consulting fees to a director in the amount of $2,400 for the year ended December 31, 2003.

Item 13. Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               See index of exhibits annexed hereto.

          (b)  Report on Form 8-K.

          On March 29, 2004, the Company filed an 8-K on Item 12 event announcing that the Company issued a press release announcing its financial results for the year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audits of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements on Form 10-QSB for the years ended December 31, 2002 were approximately $74,100 and December 31, 2003 was approximately $63,100.

Audit Related Fees

          The aggregate fees billed for audit related services by the principal accountant for the year ended December 31, 2002 were approximately $1,500 and December 31, 2003 were approximately $4,200. Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters and audits in connection with proposed or consummated acquisitions.

Tax Fees

          The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the year ended December 31, 2002 were $15,700, and for the year ended December 31, 2003 will be $17,000. The services comprising these fees include tax consulting and submitting tax returns.

All Other Fees

          The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the year ended December 31, 2003 was $2,925.

The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2004              DIVERSIFIED SECURITY SOLUTIONS, INC.

                                  By: /s/ James E. Henry
                                  ----------------------------------------------
                                  James E. Henry
                                  Chairman, Chief Executive Officer, Treasurer
                                  and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    SIGNATURE



Date: March 31, 2004              /s/ James E. Henry
                                  ----------------------------------------------
                                  James E. Henry
                                  Chairman, Chief Executive Officer, Treasurer
                                   and Director


Date: March 31, 2004              /s/ Irvin F. Witcosky
                                  ----------------------------------------------
                                  Irvin F. Witcosky
                                  Chief Operating Officer,
                                  President, Secretary and Director


Date: March 31, 2004              /s/ Douglas Beck
                                  ----------------------------------------------
                                  Douglas Beck
                                  Chief Financial Officer

Date: March 31, 2004              /s/ Robert S. Benou
                                  ----------------------------------------------
                                  Robert S. Benou
                                  Director


Date: March 31, 2004              /s/ Joseph P. Ritorto
                                  ----------------------------------------------
                                  Joseph P. Ritorto
                                  Director

Date: March 31, 2004              /s/ Brian Reach
                                  ----------------------------------------------
                                  Brian Reach
                                  Director

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Independent Auditors' Report...............................................F - 1

Consolidated Balance Sheet as of December 31, 2003.........................F - 2

Consolidated Statement of Operations
   for the Years Ended December 31, 2003 and 2002..........................F - 3

Consolidated Statement of Changes in Stockholders' Equity..................F - 4

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2003 and 2002..........................F - 5

Notes to Financial Statements.....................................F - 6 - F - 20

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Diversified Security Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Diversified Security Solutions, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the consolidated financial position of Diversified Security Solutions, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 8, 2004

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                             ASSETS
Current assets:
   Cash and cash equivalents                                      $ 1,927,416
   Accounts receivable - net of allowance for doubtful
      accounts of $135,000                                          6,586,674
   Inventories                                                        837,855
   Costs and estimated profits in excess of billings                  765,905
   Prepaid and income tax receivable                                  185,627
   Other current assets                                               252,179
   Deferred income taxes                                            2,202,000
                                                                  -----------
      Total current assets                                         12,757,656

Property and equipment, net of accumulated depreciation             1,161,278
Goodwill                                                            1,930,694
Intangible assets , net of accumulated amortization                 1,303,480
Other assets                                                          410,776
                                                                  -----------
                                                                  $17,563,884
                                                                  ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                               $ 2,119,833
   Accrued expenses                                                   923,465
   Billings in excess of costs and estimated profits                  477,513
   Deferred income                                                    155,277
   Long-term debt current portion                                     463,633
   Customer deposits held                                              24,425
   Deferred income taxes                                               64,000
                                                                  -----------
      Total current liabilities                                     4,228,146
                                                                  -----------

Long-term debt, less current portion                                1,922,597
Deferred tax liability                                                134,000
                                                                  -----------
      Total liabilities                                             6,284,743
                                                                  -----------
Stockholders' equity:
   Preferred stock,$.01 par value; 2,000,000 shares authorized;
      no shares issued
   Common stock, $.01 par value; 10,000,000 shares authorized;
      5,201,431 shares outstanding                                     52,014
   Additional paid-in capital                                      13,512,940
   Treasury stock, at cost, 70,891 shares                            (500,000)
   Accumulated deficit                                             (1,785,813)
                                                                  -----------
      Total stockholders' equity                                   11,279,141
                                                                  -----------
                                                                  $17,563,884
                                                                  ===========

         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                                          -------------------------
                                                             2003          2002
                                                          -----------   -----------
Sales                                                     $18,261,065   $18,830,093

Cost of sales                                              14,326,872    12,485,362
                                                          -----------   -----------
Gross profit                                                3,934,193     6,344,731
                                                          -----------   -----------
Operating expenses
   Selling, general and administrative                      8,203,254     5,750,578

   Restructing charge                                         717,911            --
                                                          -----------   -----------
      Operating (loss) income                              (4,986,972)      594,153
                                                          -----------   -----------
Interest income                                                10,326        72,987
Interest expense                                             (106,464)     (136,896)
                                                          -----------   -----------
      (Loss) income from operations before income taxes    (5,083,110)      530,244

(Benefit) provision for income taxes                       (2,126,008)      225,192
                                                          -----------   -----------
Net (loss) income                                          (2,957,102)      305,052
                                                          ===========   ===========
Basic (loss) income per common share                           ($0.58)  $      0.06
                                                          ===========   ===========
Diluted (loss) income per common share                         ($0.58)  $      0.06
                                                          ===========   ===========
Weighted average shares                                     5,121,877     4,939,484
                                                          ===========   ===========
Weighted average diluted shares                             5,121,877     4,952,352
                                                          ===========   ===========

         The accompanying notes are an integral part of these statements

            DIVERSIFIED SECURITY SOLUTIONS, INC AND AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Year Ended
                                                                            December 31,
                                                                     -------------------------
                                                                         2003          2002
                                                                     -----------   -----------
Cash flows from operating activities:
      Net (loss) income                                              ($2,957,102)  $   305,052
      Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:
            Amortization of stock based compensation                                    20,834
            Depreciation and amortization                                522,186       302,968
            Impairment charge                                            221,621
            Stock compensation expense                                   294,280
            Deferred income taxes                                     (2,122,000)       48,000
            Bad debt expense                                              35,000        34,500
            Gain on sale of equipment                                     (2,571)
            Changes in operating assets and liabilities:
               Accounts receivable                                      (357,679)   (1,733,513)
               Inventories                                             1,332,144      (754,175)
               Costs and estimated profit and excess of billings         (55,580)     (411,446)
               Other assets                                               43,103      (243,256)
               Prepaid and income tax receivable                        (185,627)
               Accounts payable                                          652,397       109,135
               Accrued expenses                                          (91,735)      405,943
               Billings in excess of costs and estimated profits         353,645       (67,384)
               Deferred Income                                           155,277
               Income taxes payable                                                   (143,096)
               Customer deposits held                                   (130,640)     (138,224)
                                                                     -----------   -----------
                  Net cash used in operating activities               (2,293,281)   (2,264,662)
                                                                     -----------   -----------
Cash flows from investing activities:
      Issuance of note receivable                                                     (500,000)
      Proceeds of securities held to maturity                                          802,235
      Computer software development costs                                              (80,280)
      Purchase of property and equipment                                (273,585)     (186,165)
      Proceeds from sales of property and equipment                       11,470        14,914
      Increase in goodwill for guarantee of stock price                  (71,728)
                                                                     -----------   -----------
         Net cash (used in) provided by investing activities            (333,843)       50,704
                                                                     -----------   -----------
Cash flows from financing activities:
      Net proceeds (payments) of revolving bank line                     150,000      (910,000)
      Acquisition of subsidiaries, net of cash acquired of $84,028                  (1,086,910)
      Payment of loan payable                                           (161,791)     (275,729)
      Proceeds of other debt                                              97,997        55,635
      Capitalized lease obligation payments                               (3,937)      (11,240)
                                                                     -----------   -----------
         Net cash provided by (used in) financing activities              82,269    (2,228,244)
                                                                     -----------   -----------
      Decrease in cash and cash equivalents                           (2,544,855)   (4,442,202)
      Cash and cash equivalents -beginning of year                     4,472,271     8,914,473
                                                                     -----------   -----------
      Cash and cash equivalents- end of year                         $ 1,927,416   $ 4,472,271
                                                                     ===========   ===========
Supplemental disclosure of cash flow information:

Amount for:
   Interest                                                          $   106,693   $   142,180
   Taxes                                                             $   178,304   $   370,619

Non-cash investing and financing activities:

Equipment financed                                                   $    56,120   $   229,312
Capital lease arrangement                                            $                  13,610
Treasury stock received upon a note holder default                   $   500,000
Acquisition of three subsidiaries through an exchange
   of stock                                                                        $ 2,945,000
Issuance of stock in connection with the acquisition of National
   Safe                                                              $    68,609

         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Preferred Stock par
                                        value $.01 2,000,000      Common Stock par
                                          Authorized Shares    value $.01 10,000,000        Treasury
                                               Amount                Authorized               stock
                                        --------------------   ---------------------   ------------------
                                                                  Shares     Amount    Shares     Amount
                                                                ---------   -------    ------   ---------
Balance December 31, 2001                   None   None         4,725,000   $47,250

Net income for the year 2002

Amortization of deferred compensation

Issuance of shares for acquisitions                               413,357     4,134
                                            ----   ----         ---------   -------    ------   ---------

Balance December 31, 2002                   None   None         5,138,357    51,384

Shares issued in connection with
   National Safe, Inc acquisition
                                                                   10,524       105
Shares received-note in defualt
   due to default                                                                      70,891   ($500,000)

Shares issued to employees                                         52,550       525

Net loss for the year 2003
                                            ----   ----         ---------   -------    ------   ---------
Balance December 31, 2003                   None   None         5,201,431   $52,014    70,891   ($500,000)
                                            ====   ====         =========   =======    ======   =========

                                                                       Retained
                                         Additional                    Earnings
                                          Paid-in       Deferred     (Accumulated
                                          Capital     Compensation     Deficit)        Total
                                        -----------   ------------   ------------   -----------
Balance December 31, 2001               $10,209,814     ($20,834)    $    866,237   $11,102,467

Net income for the year 2002                                              305,052       305,052

Amortization of deferred compensation                     20,834                         20,834

Issuance of shares for acquisitions       2,940,867                                   2,945,001
                                        -----------     --------      -----------   -----------

Balance December 31, 2002                13,150,681           --        1,171,289    14,373,354

Shares issued in connection with
   National Safe, Inc acquition
                                             68,504                                      68,609
Shares received -note in defualt
   due to default                                                                      (500,000)

Shares issued to employees                  293,755                                     294,280

Net loss for the year 2003                                             (2,957,102)   (2,957,102)
                                        -----------     --------      -----------   -----------
Balance December 31, 2003               $13,512,940           --      ($1,785,813)  $11,279,141
                                        ===========     ========      ===========   ===========

         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT

NATURE OF OPERATIONS

          Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in New York City, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives most of its sales from project installations and to a smaller extent, and service sales (maintenance). Primarily due to the Company's acquisitions in 2002, there has been a shift in sales by the Company location and therefore, the information below shows the sales percentages by geographic location for the year ended December 31, 2003 and 2002 as follows:

                         December 31,
                         -----------
                         2003   2002
                         ----   ----
New Jersey/ New York      55%    63%
California                26     12
Texas                     12      6
Arizona                    5      4
                         ---    ---
Total integration         98     85
Viscom - manufacturing     2     15
                         ---    ---
Total sales              100%   100%
                         ===    ===

          The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas Fort Worth Airport, Arizona Airport, Arizona; New York City, Metro, Saddle Brook, New Jersey, and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured its operation to begin outsourcing the manufacturing of it products to a third party. Viscom will continue to support existing warranties.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

          Income Recognition - Sales from system installations are generally recognized on the completed-contract method, in which sales are recognized when the contract is substantially complete. The completed-contract method applies to those contracts completed within a period of time, generally, less then two months. Contracts that are expected to be longer than two months are accounted for on the percentage of completion method.

          The percentage of completion method recognizes sales earned based on the percentage of total estimated contract costs incurred to date to estimated contract costs. The excess of costs

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CONT'D)

and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in periods in which such losses are determined. The majority of the Company's contracts are completed within a year. Service contracts are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, sales from service contracts are recognized monthly.

          Equipment sales are recognized upon shipment.

          Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of sales and expenses during the reporting period. Actual results could differ from those estimates.

          Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

          Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is calculated based upon the evaluation and the level of past due accounts and the relationship with and the economic status of our customers.

          Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand is regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

          Property and Equipment - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to there estimate fair value.

          Intangible Assets - The Company's intangible assets including goodwill and other intangibles that consist of fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired.

          Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized. At that date the Company had not recorded goodwill or other intangible assets of indefinite lives. The cost of acquired customer lists, service contracts, and covenants not to compete are amortized using the straight-line method over their estimated lives, which range from five to fifteen years.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

          The adoption of SFAS 142 did not have any material impact on the financial position and results of operations.

          Goodwill is evaluated for possible impairment on an annual basis or more frequently if events and circumstances occur that may indicate the potential for impairment. Goodwill assigned to a reporting unit is evaluated for potential impairment following a two- step procedure. The fair value of the reporting unit is initially determined and compared to its carrying value. If the carrying value exceeds the fair value of the applicable reporting unit, an impairment loss would be recognized, and the assets written down to there estimated fair values. During 2003, the Company recorded an impairment charge of approximately of approximately $21,000 for the write-down of customer lists, approximately $65,000 for the write-down a trade name and approximately $136,000 to write off software development costs.

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

          Technological feasibility is established upon completion of a working model. All costs incurred prior to demonstrating technical feasibility have been charged to cost of sales. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. To date, costs incurred subsequent to the establishment of technological feasibility were approximately $694,000 as of December 31, 2003.

          These costs were amortized over the estimated product life using the straight-line method up to a maximum of five years. Management decided to outsource the manufacturing operations for Viscom during the third quarter of 2003. Accordingly, in addition to regular amortization expense of approximate $79,000 and $50,000 for the years ended December 31, 2003 and 2002 respectively, the Company expensed approximately $136,000 of the unamortized value of computer software development costs for the year ending December 31, 2003 to operations.

          Concentrations of Credit Risk - Financial instruments that are potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 2003, the Company has cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

          Credit risk is generally diversified due to the large number of customers that make up the Company's customer base and their geographic dispersion resulting from three acquisitions in 2002. The Company performs ongoing credit evaluation of its customers.

          In 2003, there were no sales to a single customer in excess of 10% of the Company's total sales. In 2002, three customers accounted for sales of 24%, 18% and 13% of total sales. Sales to local government agencies were 21% and 57% of total sales for the years ended December 31, 2003 and 2002, respectively.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

          Income Taxes - Deferred taxes are provided on the asset and liability method whereby assets and liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts reported for financial statement purposes and corresponding amounts for tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses payable, short and long-term debt that approximate their fair values as of December 31, 2003.

          Advertising Costs - The Company expenses advertising costs when the advertisement occurs. Total advertising expenses amounted to approximately $39,000 and $92,000 for the years ended December 31, 2003 and 2002, respectively.

          Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation- Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 are to be charged against income over the vesting period. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. Refer to footnote 8 to the financial statement illustrating the effect on the earnings (loss). The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

          Research and Development Costs - Costs of research and development for new products were charged to operations as incurred and amounted to approximately $35,000 and $0 for the years ended December 31, 2003 and 2002, respectively.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

Warranty - The Company offers warranties on all products, including parts and labor that ranges from one (1) to four (4) year depending upon the type product. The products made by others, the Company passes along the manufacturer's warranty to the end user. The Company charges operations with warranty expenses as incurred. For the years ended December 31, 2003 and 2002, warranty expense was approximately $401,000 and $109,000, respectively.

          Net Income (Loss) Per Share - The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

          Segment Information - FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), that establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company primarily provides installation services for companies in need of closed circuit TV and access control systems that are located throughout the United States and considers all of its operations as one segment because expenses support multiple products and services. Management uses one measurement of profitability and does not disaggregate its business for internal reporting.

2.   INVENTORIES

          Inventories at December 31, 2003 consist of the following:

Component parts   $ 50,000
Finished goods     787,855
                  --------
                  $837,855
                  ========

3.   PROPERTIES AND EQUIPMENT

          Property and equipment as of December 31, 2003 consisted of the following:

Office equipment                $   289,609
Demo and testing equipment          308,931
Automotive equipment              1,052,969
Computer equipment                  688,839
Machinery and equipment             173,623
Leasehold improvements               54,131
                                -----------
                                  2,568,102
Less accumulated depreciation    (1,406,824)
                                -----------
                                $ 1,161,278
                                ===========


          Depreciation expense was approximately $327,207 and $189,816 for the years ended December 31, 2003 and 2002, respectively.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

4.   INTANGIBLE ASSETS

          Intangible assets as of December 31, 2003 consisted of the following:

                                     Gross                     Gross
                                   Carrying                  Carrying     Accumulated
                                     Value     Impairment     Value      Amortization
                                  12/31/2002     Charge     12/31/2003    12/31/2002
                                  ----------   ----------   ----------   ------------
Definitive lives (amortizable)

Acquired customer lists             $485,201    ($21,000)     $464,201     ($17,596)
Service contracts                    485,201                   485,201      (17,596)
Covenants not to compete             258,774                   258,774      (28,164)
                                  ----------    --------    ----------     --------

Total                              1,229,176     (21,000)    1,208,176      (63,356)

Indefinite life

Trade name                           339,640     (64,527)      275,113
                                  ----------    --------    ----------     --------

Total                             $1,568,816    ($85,527)   $1,483,289
                                  ==========    ========    ==========     ========


                                                                  Net
                                                 Accumulated    Carrying     Weighted
                                 Amortization   Amortization     Value        Average
                                    Expense      12/31/2003    12/31/2003   Life in years
                                 ------------   ------------   ----------   -------------
Definitive lives (amortizable)

Acquired customer lists            ($32,349)      ($49,945)      $414,256         13
Service contracts                   (32,349)       (49,945)       435,256         13
Covenants not to compete            (51,756)       (79,919)       178,854          3
                                   --------       --------      ---------        ---

Total                              (116,454)      (179,809)     1,028,367         12
                                                                                 ===

Indefinite life

Trade name                                                        275,113
                                   --------       --------      ---------

Total                                                          $1,303,480
                                   ========       ========      =========

          For the year ended December 31, 2003 and 2002, amortization expense was $116,454 and $63,356 respectively.

          Future amortization expense for the next five years is as follow as:

December 31,
------------
    2004       $120,000

    2005        120,000

    2006        120,000

    2007         79,000

    2008         68,000

5.   GOODWILL

Goodwill as of December 31, 2003 consisted of the following:

Balance, January 1, 2003     $1,790,357

Purchase price adjustments      140,337
                             ----------
Balance, December 31, 2003   $1,930,694
                             ==========

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

          On May 17, 2002, the Company purchased all of the outstanding shares of Henry Bros. Electronic, Inc. formerly Photo Scan Systems, Inc. ("HBE-CA") from Secure Alarm Systems, Inc. ("Secure Alarm"). The purchase agreement provided that in the event that the average closing price of our common stock for the ten trading days immediately prior to May 16, 2003 was less than $7.805 per share, the Company was required to pay Secure Alarm an amount equal to the difference between $400,000 and 51,249 shares multiplied by such average closing price. The amount due was approximately $56,000. However, due to a dispute between the owner of Secure Alarm and the Company, this matter was settled for $26,000.

See note 8 for the issuance of stock valued at approximately $69,000 in connection with purchase price adjustments for National Safe, Inc.

6.   LONG-TERM DEBT

          A subsidiary of the Company has a loan facility with Hudson United Bank (the "bank") whereby the subsidiary may borrow up to $3,500,000 at the bank's prime interest rate through May 1, 2005. In addition, the subsidiary has an equipment line of credit of $500,000 through November 1, 2005 with monthly interest payments at 1/2% above bank's prime rate. The subsidiary also has a term loan for $500,000 due November 1, 2005 and is payable in monthly installments of $13,483 plus interest at bank's prime interest rate plus 1/2%.

          As of December 31, 2003 these lines are summarized as follows:

                 Amount of Facility   Balance Due   Unused Line
                 ------------------   -----------   -----------
Revolving line       $3,500,000        $1,770,000    $1,730,000
Equipment line          500,000           143,425       356,575
Term loan               500,000           310,098            --
                     ----------        ----------    ----------
Total                $4,500,000        $2,223,523    $2,086,575
                     ==========        ==========    ==========

          Among other provisions, the loan agreement requires the Company to maintain certain loan covenants. In addition, the agreement prohibits selling, assigning, transferring or disposing of any fixed assets without obtaining the bank's consent in writing. The loan is cross-guaranteed by the parent company and the various subsidiary companies. As of December 31, 2003, the Company was in violation of an $8.5 million tangible net worth and debt service coverage covenant for which the bank agreed to waive. On March 23, 2003, the bank changed the tangible networth covenant to $8 million effective December 31, 2003.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

          Long-term debt consisted of the following:

Revolving line with interest at bank's prime
rate. Maturity date of this line is May 1, 2005                          $1,770,000

Equipment note at 1/2% above bank's prime
interest rate. Maturity date is November 1, 2005.                           143,425

Term loan at 1/2% above bank's prime rate, due in monthly installments
of $13,483 plus interest maturing on November 1, 2005.                      310,098

Various loans payable, due in monthly installments of $20,180 a month, including interest ranging from 6.25% to 8.11% per annum, and maturing
in August 2004 through October 2004                                         162,707
                                                                         ----------
                                                                          2,386,230

Less:  current portion                                                     (463,633)
                                                                         ----------
                                                                         $1,922,597
                                                                         ==========

Prime rate as of December 31, 2003 was 4%.

          The debts mature over the next two years as follows:

Year ending December 31,
------------------------
           2004            $  463,633
           2005            $1,922,597

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

          INCOME TAXES

          The tax provision (benefit) for income for the years ended December 31, 2003 and 2002 include the following components:

                                                        Years Ended December 31
                                                        -----------------------
                                                             2003        2002
                                                         -----------   --------
Federal
   Current                                               $   (17,722)  $117,397
   Deferred                                               (1,803,700)    38,400

State
   Current                                                    13,714     59,795
   Deferred                                                 (318,300)     9,600
                                                         -----------   --------
                                                         $(2,126,008)  $225,192
                                                         ===========   ========

          The components of the deferred tax asset (liability) as of December 31, 2003 are as follows:

Deferred tax asset:
   Allowance for uncollectible accounts                             $   53,000
   Accrued absences                                                     89,000
   Accrued warranty                                                     80,000
   Inventory                                                            12,000
   Stock compensation                                                  119,000
   Intangible assets                                                     8,000
   Net operating loss carryforward                                   1,841,000
                                                                    ----------
Total deferred tax asset                                             2,202,000
                                                                    ----------

Deferred tax liability:
   Cash to accrual basis                                               (64,000)
   Intangible assets                                                   (83,000)
   Property and equipment                                              (52,000)
                                                                    ----------
Total deferred tax liability                                          (199,000)
Short-term                                                             (64,000)
                                                                    ----------
Long-term                                                             (135,000)
                                                                    ----------
Net deferred tax asset                                              $2,067,000
                                                                    ==========

          The Company has a Federal net operating loss carryforward of approximately $4,480,000 that expires in 2023.

          The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported provision for income taxes is as follows:

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

                                               Years Ended December 31
                                               -----------------------
                                                   2003         2002
                                               -----------   ---------
Provision (benefit) for taxes computed using
   statutory rate                              $(1,728,257)   $171,100
State taxes, net of federal tax benefit           (412,945)     39,400
Permanent differences                               15,194      13,800
Other                                                    0         892
                                               -----------    --------
       Provision (benefit) for income taxes    $(2,126,008)   $225,192
                                               ===========    ========

7. INCENTIVE STOCK OPTION PLAN

          The Company has a Stock Option Plan (the "1999 Plan") for the benefit of its employees of the Company under which options to purchase up to a maximum of 500,000 shares of its common stock may be issued.

          The maximum term of any option is ten years, and the option price per share may not be less than the fair market value of the Company's shares at the date the option is granted. However, options granted to persons owning more than 10% of the voting shares will have a term not to exceed five years, and the option price will not be less than 110% of fair market value. Options granted to an optionee will usually vest 33 1/3% of each full year beginning on the first anniversary of the options grant subject to the discretion of the Compensation Committee of the Board of Directors.

          The 1999 Plan will terminate on December 23, 2009 or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first.

          In November 2001 the Company granted 40,000 options with an exercise price of $7.00 per share, to a consultant for services rendered. These options vest one-fifth per year and expire in November 2006. The options were not granted as part of the Company's 1999 Plan or 2002 Plan.

          On May 10 2002, The Board of Directors and shareholders approved the 2002 Incentive Option Stock Plan ("2002 Plan") and the shareholders subsequently approved the 2002 Plan on October 28, 2002. The 2002 Plan allows for the granting of incentive stock options or non-qualified stock options to the Company's employees, directors and consultants up to a maximum purchase of 230,000 shares of its common stock. All stock options granted under the 2002 Plan will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expires no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012 or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first. The exercise price of the stock option will be at the fair market value.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

Vesting is at the discretion of the Compensation Committee. The 2002 Plan allows for immediate vesting if there is a change of control. Options available for future grants as of December 31, 2003 under the 1999 Plan and 2002 Plan are 558,200.

          A summary of stock option activity under the 1999 Plan and the 2002 Plan are as follows:

                                                                        Shares
                                         Shares        Weighted       subject to
                                       subject to       average      exercisable
                                         options    exercise price     options
                                       ----------   --------------   -----------
Outstanding, as of December 31, 2001      75,000        $5.625          63,000
Granted                                  230,400        $6.840          66,733
                                         -------
Outstanding, as of December 31, 2002     305,400
Forfeited                                (82,200)
                                         -------
Outstanding, as of December 31, 2003     223,200        $ 6.59         129,733
                                         =======        ======         =======

          The following tables summarize information about stock options outstanding under the 1999 Plan and 2002 Plan as of December 31, 2003:

                           Options Outstanding             Options Exercisable
                  ------------------------------------   -----------------------
                                 Weighted
                                  Average     Weighted      Number      Weighted
                     Number      Remaining     Average   Exercisable    Average
Range of          Outstanding   Contractual   Exercise       At        Exercise
Exercise Prices   At 12/31/03   Life (Years)    Price      12/31/03      Price
---------------   -----------   -----------   --------   -----------   ---------
$5.625-$7.95        223,200        8.23         $6.59      129,733       $6.44

Based upon the fair method value to measure compensation expense, the proforma expense for December 31, 2003 and 2002 is as follows:

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

                                                        For The Year Ended
                                                           December 31,
                                                     -------------------------
                                                         2003          2002
                                                     -----------   -----------
Net (Loss) income as reported                        $(2,957,102)    $305,052

Stock based- employee compensation
   expense included in reported net (loss) income,
   net of related tax expense                                  0            0

Total stock-based employee compensation
   expense determined under fair valued based,
   net of related tax effects                            (16,338)     (11,528)
                                                     -----------     --------

Pro forma net (loss) income                          $(2,973,440)    $293,526

(Loss) earning per share:

    Basic - as reported                                  ($0.58)     $   0.06
                                                     ===========     ========

    Basic - proforma                                     ($0.58)     $   0.06
                                                     ===========     ========

    Diluted - as reported                                ($0.58)     $   0.06
                                                     ===========     ========

    Diluted - proforma                                   ($0.58)     $   0.06
                                                     ===========     ========

Deferred compensation cost is being amortized over three years, the vesting period. For proforma purposes, the fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

                                                                      Options
                                                                    -----------
                                                                    2003   2002
                                                                    ----   ----
Expected Life (years)                                                 3       3
Expected volatility                                                 4.9%    4.9%
Risk-free interest rates                                            3.0%    3.0%

The weighted average fair value per share of options granted for 2002 was $6.84. There were no options granted during 2003.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

8. STOCKHOLDERS' EQUITY

          Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), on August 13, 2002, a wholly owned subsidiary of the Company acquired all of the issued and outstanding common stock of National Safe of California, Inc. ("National Safe"). The purchase price of the acquisition was $2,000,000, subject to certain adjustments specified in the Stock Purchase Agreement, which was paid by issuing an aggregate of 283,566 shares of the Company's common stock. The Stock Purchase Agreement provided that in the event that the average closing price of the Company's common stock for the ten trading days immediately prior to August 13, 2003 is less than $7.053 per share, the Company would within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay the seller an amount equal to the difference between
(i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by such average closing price. In August 2003, the Company recorded additional goodwill of approximately $ 46,000 for the guarantee of the stock price. The Company issued 10,624 shares of it common stock in connection with required adjustments to the purchase price of the acquisition. The value of the shares was approximately $69,000.

          On December 31, 2003, the Board of Directors authorized the issuance of 52,550 shares of it's stock to employees valued at $294,280 and has been included in the statements of operations for 2003.

          Holders of common stock are entitled to one vote for each share held on all matters submitted for a vote of stockholders and do not have cumulative voting rights. Apart from preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available. Upon the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive ratably, the net assets available after the payment of all liabilities and liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock.

         Treasury Stock - In connection with the National Safe acquisition (as described above), the Company made a $500,000 non-recourse loan at 6% interest rate per annum, to the seller of National Safe that was collateralized by 70,891 shares of the company's stock. On September 23, 2003, 70,891 shares of the Company's stock were cancelled and placed in treasury when the seller defaulted on a note receivable to the Company. The Company cancelled the note and recorded treasury stock at a cost of $500,000.

          Preferred Stock - Our board of directors is authorize, without stockholder approval, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control of us. The issuance of preferred stock could decrease the amount of earnings and assets

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

available for distribution to the holders of our common stock or could aversely affect the rights and powers, including voting rights, of the holders of our common stock. At present, we do not intend to issue any shares of our preferred stock in the foreseeable future.

         Warrants - In connection with the Company's initial public offering in November 2001, the Company's underwriter was granted warrants to purchase up to 150,000 shares of common stock. The warrants exercise price is $11.55 a share and expire in November 2005. The warrants contain provisions that protect their holders against dilution by adjustment of the exercise price and number of shares issuable upon exercise on the occurrence of specific events such as stock dividends or other changes in the number of shares outstanding except for shares issued under certain circumstances, including shares issued under the incentive stock option plan and any equity securities in which adequate consideration is received. The holder of the warrant does not possess any rights as a stockholder unless the warrant is exercised.

         A total of 920,000 common shares are reserved for employer stock option stocks and warrants as of December 31, 2003.

9.   COMMITMENTS

         Leases - The Company leases its office and sales facilities through operating leases that expire through 2007. Future minimum rental payments under non-cancelable leases as of December 31, 2003 are as follows:

2004 ...............................................................    $357,000
2005 ...............................................................     316,000
2006 ...............................................................     230,000
2007 ...............................................................       3,000
                                                                        --------
Total ..............................................................    $906,000
                                                                        ========

         Rent expense under operating leases were approximately $368,000 and $208,000 for the years ended December 31, 2003 and 2002, respectively.

         Employment Agreements - The Company had entered into employment agreements with two of its officers through 2005. The employment agreements provide for minimum aggregate annual compensation of approximately $359,000 for 2004 plus unspecified annual bonuses and 10% raises through 2005. Also, there is a one-year non-competition covenant that commences after termination of employment in certain contracts. In December 2003, both officers agreed to waive their salaries by 20% to approximately $261,000 until the Company becomes profitable.

10.  EMPLOYEE BENEFIT PLAN

          In 2002, the Company had a "Simple IRA" plan for all eligible employees wishing to contribute. The Company matched employees' contribution up to 3% of his or her salary to a maximum of $7,500 for year 2002. The Company's contribution was approximately $58,000 in 2002. As of January 1, 2003, the Company sponsored a 401-K with a discretionary profit sharing (the "401-K Plan".) The Company matches up to three percent of qualifying employees' compensation contribution to the 401-K Plan. As of September 1, 2003, the Company temporarily stopped matching qualifying compensation to the 401-K Plan and may make a discretionary match in the future. The Company's contributions to the employees' account vests equally over three years and the employee contribution to their own account vests immediately. The Company's contribution to the 401-K Plan during 2003 was approximately $68,000.

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                      NOTES TO FINANCIAL STATEMENT (CON'T)

11. RELATED PARTED TRANSACTIONS

          A corporation of which a Director of the Company was an officer was paid consulting fees approximately of $51,000 for the year ended December 31, 2003.

          The Company also paid another former Director consulting fees $2,400 for the year ended December 31, 2003.

12.  RESTRUCTURING CHARGE

          In conjunction with the decision to outsource a product formally manufactured by Viscom in the third quarter of 2003, the Company wrote-down inventory of approximately $582,000 and software development cost of approximately $136,000 in the fourth quarter of 2003.

13.  CONTINGENT LIABILITIES

          From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business.

                                  EXHIBIT INDEX

The following exhibits are filed herewith as part of this 10-KSB:

 Exhibit                                                                                           Method
 Number    Description of Document                                                                of Filing
--------   ------------------------------------------------------------------------------------   ---------
 3.1  --   Certificate of Incorporation of the Company..............................................(1)
 3.2  --   By-laws of the Company...................................................................(1)
 3.3  --   Certificate of Amendment of the Certificate of Incorporation of the
              Company, filed on July 5, 2001........................................................(2)
 3.4  --   Certificate of Amendment of the Certificate of Incorporation of the
              Company, filed on August 28, 2001.....................................................(2)
 4.1  --   Specimen Common Stock Certificate of the Company.........................................(3)
 4.2  --   Underwriter's Warrant Agreement..........................................................(4)
10.1  --   Employment Agreement between the Company and Sal Lifrieri................................(5)
10.2  --   2002 Stock Option Plan...................................................................(6)
10.3  --   Employment Agreement between the Company and James E. Henry..............................(1)
10.4  --   Employment Agreement between the Company and Irvin F. Witcosky...........................(1)
10.5  --   Employment Agreement between the Company and Louis Massad................................(1)
10.6  --   1999 Incentive Stock Option Plan and form of Stock Option Agreement......................(1)
10.7  --   Amendment to Employment Agreement between the Company and
              Louis Massad..........................................................................(*)
10.10 --   Office Lease between the Company and Midland Holding Co., Inc............................(4)
10.11 --   Office Lease between the Company and Eagle-DFW, Inc......................................(4)
10.12 --   Underwriting Agreement between the Company and GunnAllen
              Financial, Inc........................................................................(4)
10.13 --   Agreement between the Company and Salvatore Lifrieri.....................................(*)
10.14 --   Consulting Agreement between the Company and Protective Counter Measures & Consulting,
              Inc...................................................................................(*)
14.1  --   Code of Ethics...........................................................................(*)
21.1  --   List of Subsidiaries.....................................................................(*)
31.1  --   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
              as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..................(*)

31.2  --   Certification of Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
              as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..................(*)

31.3  --   Certification of Chief Financial Officer pursuant to Rule 13a-4(a) or Rule 15d-14(a)
              as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..................(*)

32    --   Section 1350 Certification...............................................................(*)

1. Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12,
2002 (The "Registration Statement").

2. Incorporated by reference to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on September 25, 2001.

3. Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

4. Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

5. Incorporated by reference to the 10QSB of the Company for the Quarter Ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

6. Incorporated by reference to the Company's Definitive Proxy on Form 14A filed with the Securities and Exchange Commission on September 27, 2002.

*  Filed herewith.



                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'