Form 10QSB
period 2004-03-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2004-05-17
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                          Yes [X]         No [ ]

           Number of shares outstanding of the issuer's Common Stock:

             Class:                Outstanding as of May 13, 2004,
             ------                -------------------------------
(a) Common stock, $.01 par value              5,168,540

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2004 (Unaudited)
            and December 31, 2003 .............................................2

         Consolidated Statements of Operations for the three months ended March 31, 2004 (Unaudited) and March 31, 2003
            (Unaudited) .......................................................3

         Consolidated Statements of Cash Flows for the three months ended March 31, 2004 (Unaudited) and March 31, 2003
            (Unaudited) .......................................................4

         Notes to Financial Statements ......................................5-7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..........................................8-9

Item 3.  Controls and Procedures ..............................................9

Part II. Other Information

Item 1.  Legal Proceedings ....................................................9

Item 2.  Change in Securities .................................................9

Item 3.  Defaults Upon Senior Securities ......................................9

Item 4.  Submission of Matters to a Vote of Security Holders ..................9

Item 5.  Other Information ...................................................10

Item 6.  Exhibits and Reports on Form 8-K ....................................10

SIGNATURES....................................................................10

Part I. Financial Information

Item 1. Financial Statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            (Unaudited)
                                                          March 31, 2004   December 31, 2003
                                                          --------------   -----------------
Current assets:
   Cash and cash equivalents                                $ 1,960,886       $ 1,927,416
   Accounts receivable - net of allowance for doubtful
      accounts of $135,000                                    6,667,682         6,586,674
   Inventories                                                  853,812           837,855
   Costs and estimated profits in excess of billings            622,299           765,905
   Prepaid and income tax receivable                            186,929           185,627
   Other current assets                                         254,553           252,179
   Deferred tax asset                                         2,272,278         2,202,000
                                                            -----------       -----------
      Total current assets                                   12,818,439        12,757,656

Property and equipment, net of accumulated depreciation
   of $1,412,880 and $1,406,824                               1,095,304         1,161,278
Goodwill                                                      1,930,694         1,930,694
Intangible assets, net of accumulated amortization of
   $220,994 and $179,809                                      1,262,295         1,303,480
Other assets                                                    612,433           410,776
                                                            -----------       -----------
                                                            $17,719,165       $17,563,884
                                                            ===========       ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $ 2,237,853       $ 2,119,833
   Accrued expenses                                           1,006,408           923,465
   Billings in excess of costs and estimated profits          1,021,662           477,513
   Deferred income                                                    0           155,277
   Long-term debt current portion                               375,691           463,633
   Customer deposits held                                        86,274            24,425
   Deferred income taxes                                         64,000            64,000
                                                            -----------       -----------
      Total current liabilities                               4,791,888         4,228,146
                                                            -----------       -----------

Long-term debt, less current portion                          1,615,270         1,922,597
Deferred tax liability                                          134,000           134,000
                                                            -----------       -----------
      Total liabilities                                       6,541,158         6,284,743
                                                            -----------       -----------

Stockholders' equity:
   Preferred stock,$.01 par value; 2,000,000 shares
      authorized; no shares issued
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 5,201,431 shares outstanding                   52,014            52,014
   Additional paid-in capital                                13,512,940        13,512,940
   Treasury stock, at cost, 70,891 shares                      (500,000)         (500,000)
   Accumulated deficit                                       (1,886,947)       (1,785,813)
                                                            -----------       -----------
      Total stockholders' equity                             11,178,007        11,279,141
                                                            -----------       -----------
                                                            $17,719,165       $17,563,884
                                                            ===========       ===========

         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                      2004          2003
                                                                   ----------   -----------
Sales                                                              $5,667,493   $ 3,705,703

Cost of sales                                                       4,388,786     2,654,536
                                                                   ----------   -----------

Gross profit                                                        1,278,707     1,051,167

Operating expenses
   Selling, general and administrative                              1,426,834     2,173,140
                                                                   ----------   -----------

Operating loss                                                       (148,127)   (1,121,973)
                                                                   ----------   -----------

Interest income                                                         1,525         5,540
Interest expense                                                      (24,808)      (26,723)
                                                                   ----------   -----------

Loss from before income taxes                                        (171,410)   (1,143,156)

Benefit for income taxes                                               70,278       480,000
                                                                   ----------   -----------

Net loss                                                           $ (101,132)  $  (663,156)
                                                                   ==========   ===========

Basic and diluted loss per common share                            $    (0.02)  $     (0.13)
                                                                   ==========   ===========

Weighted average common shares outstanding - basic and diluted      5,130,540     5,138,357
                                                                   ==========   ===========

         The accompanying notes are an integral part of these statements

               DIVERSIFIED SECURITY SOLUTION, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                         2004         2003
                                                                      ----------   ----------
Cash flows from operating activities:
   Net loss                                                           $ (101,132)  $ (663,156)
   Adjustments to reconcile net loss from operations
      to net cash provide by (used in) operating activities:
         Depreciation and amortization                                   137,404      129,559
         Deferred income taxes                                           (70,278)    (349,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                          (81,008)   1,372,126
            Inventories                                                  (15,957)     173,944
            Costs and estimated profits in excess of billings             143,606       35,680
            Other assets                                                (204,031)     (29,211)
            Prepaid and Income tax receivable                             (1,302)
            Accounts payable                                             118,020     (691,363)
            Accrued expenses                                              82,943     (113,484)
            Billings in excess of cost and estimated profits             544,147      (15,370)
            Deferred Income                                             (155,277)
            Customer deposits held                                        61,849     (135,074)
                                                                      ----------   ----------
               Net cash provided by (used in) operating activities       458,984     (285,349)
                                                                      ----------   ----------

Cash flows from investing activities:
   Purchase of property and equipment                                    (30,245)    (143,512)
                                                                      ----------   ----------
      Cash used in investing activities                                  (30,245)    (143,512)
                                                                      ----------   ----------

Cash flows from financing activities:
   Net payments of revolving bank line                                  (352,238)     (41,061)
   Payments of loan payable                                              (43,031)     (30,331)
                                                                      ----------   ----------
      Cash used in financing activities                                 (395,269)     (71,392)
                                                                      ----------   ----------
   Increase (decrease) in cash and cash equivalents                       33,470     (500,253)
   Cash and cash equivalents - beginning of period                     1,927,416    4,472,271
                                                                      ----------   ----------
   Cash and cash equivalents - end of period                          $1,960,886   $3,972,018
                                                                      ==========   ==========

Supplemental disclosure of cash flow information:
Amount paid for the period for:
   Interest                                                           $   24,108   $   26,436
   Taxes                                                              $       --   $    8,150

Non-cash investing and financing activities:

Equipment financed                                                    $       --   $   38,631

         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT

1.   Basis of Presentation

     Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in New York City, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives most of its sales from project installations and to a smaller extent, and service sales (maintenance). Primarily due to the Company's acquisitions in 2002, there has been a shift in sales by the Company's subsidiaries and therefore, the information below shows the sales percentages by geographic location for the three months ended March 31, 2004 and 2003 as follows:

                           Three Months
                          Ended March 31,
                         ----------------
                            2004   2003
                            ----   ----
New Jersey/New York          46%    59%
California                   36     20
Texas                        12     11
Arizona                       6      7
                            ---     --
Total integration           100     97
Viscom - manufacturing        0      3
                            ---     --
Total sales                 100%   100%
                            ===    ===

     The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas Fort worth Airport, Arizona Airport, Arizona; New York City, Metro, Saddle Brook, New Jersey, and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured it operations to begin outsourcing the manufacturing of it products to a third party. Viscom will continue to support existing warranties.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

2. Net Income (Loss) Per Share - The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3. Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

     Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three months ended March 31, 2004 and 2003 is as follows:

                                                     For The Three
                                                 Months Ended March 31,
                                                    2004        2003
                                                 ---------   ---------
Net loss as reported                             $(101,132)  $(663,156)
                                                 =========   =========
Stock based- employee compensation
   expense included in reported net loss,
   net of related tax expense                            0           0

Total stock-based employee compensation
   expense determined under fair valued based,
   net of related tax effects                       (3,419)     (4,085)
                                                 ---------   ---------

Pro forma net loss                               $(104,551)  $(667,241)
                                                 =========   =========

Loss per share:

   Basic and diluted - as reported                  $(0.02)     $(0.13)
                                                 =========   =========

   Basic and diluted - proforma                     $(0.02)     $(0.13)
                                                 =========   =========

4.   Employee Benefit Plan

     As of January 1, 2003, the Company sponsored a 401-K with a discretionary profit sharing (the "401-K Plan".) The Company matches up to three percent of qualifying employees' compensation contribution to the 401-K Plan. As of March 1, 2003, the Company temporarily stopped matching qualifying compensation to the 401-K Plan and may make a discretionary match in the future. The Company's contributions to the employees' account vests equally over three years and the employee contribution to their own account vests immediately.

5.   Related Party Transaction

     A corporation of which a director of the Company was an officer was paid consulting fees and reimbursement of expenses in amount of approximately $5,500 and $10,000 for the three months ended March 31, 2004 and 2003, respectively.

6.   Subsequent Event

     As of April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc ("Airorlite"). Airorlite was purchased for $200,000 cash and 37,000 shares of the Company's common stock, valued at $266,000, the repayment of an officer loan of $100,000, and the cost of the sellers' personal income taxes. Airorlite is located in Saddle Brook, New Jersey and specializes in design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Airorlite has been merged into ACI and ACI has been renamed Airorlite Communications, Inc.

     Airorlite had sales of approximately $1,728,000 (unaudited) for the year ended December 31, 2003 and assets of approximately $586,000 (unaudited) as of December 31, 2003.

7.   Contingent Liabilities

     From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business.

8.   Critical Accounting Policies

     Disclosure of the Company's significant accounting policies is included in
Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

9.   Forward Looking Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Three Months Ended March 31, 2004 and March 31, 2003

     Sales - Sales for the three months ended March 31, 2004 were $5,667,493 representing an increase of $1,961,790 or 52.9 % as compared to $3,705,703 for the three months ended March 31, 2003. Each of the Company's four regions experienced sales growth during the quarter ended March 31, 2004 as compared to the March 31, 2003 quarter with the California region having the greatest growth over the prior year.

     Cost of Sales - Cost of sales for the three months ended March 31, 2004 was $4,388,786 as compared to $2,654,536 for the three months ended March 31, 2003. The gross profit margin for the three months ended March 31, 2004 was 22.6 % as compared to 28.4% for the three months ended March 31, 2003. We attribute this 5.8% decrease in the gross profit margin to projects having a higher percentage of subcontracted labor. Based upon our backlog at March 31, 2004, we expect improved margins in the second quarter of 2004.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses was $1,426,834 for the three months ended March 31, 2004 as compared to $2,173,140 for the three months ended March 31, 2003. This decease of 34.3% or $746,306 was primarily attributed savings from head count reductions of 14%, selective payroll reductions and the implementation of other cost reductions during the second half of 2003.

     Interest Income - Interest income for the three months ended March 31, 2003 was $1,525 as compared to $5,540 for three months ended March 31, 2003. This decrease of $4,015 was due to having less cash to invest and lower interest rates.

     Interest Expense - Interest expense for the three months ended March 31, 2004 was $24,808 as compared to $26,723 for the three months ended March 31, 2003. The decrease of $1,915 and is due to having a lower average debt balance for the three Months ended March 31, 2004 of $2,192,489 as compared to $2,222,355 for the three months ended March 31, 2003.

     Net Loss - As a result of the factors noted above, for the three months ended March 31, 2004 and 2003, our net loss was $101,132 and $663,156, respectively. This resulted in basic and diluted loss per share of $0.02 on weighted average common shares outstanding of 5,130,540 for the three months ended March 31, 2004 as compared to basic and diluted loss per share of $0.13 on weighted average common shares outstanding of 5,138,357 for the three months ended March 31, 2003.

     Liquidity and Capital Resources -

     As of March 31, 2004, we had cash and cash equivalents $1,960,886. We have a loan facility of $4,500,000 with Hudson United Bank ("HUB") and have certain debt maturing from

November 2004 through May 2005. Approximately $2,387,000 was available under HUB's credit facility as of March 31, 2004. Our working capital was $8,026,551 as of March 31, 2004. HUB has waived its requirement that the Company have a tangible net worth of $8,000,000. In April 2004, the Company borrowed an additional $200,000 from HUB to fund the acquisition of Airorlite.

     During the three months ended March 31, 2004, net cash provided by operations activities was $458,984. We purchased property and equipment of $30,245. In addition, due to positive cash flows from operations, the Company was able to pay $300,000 to HUB that was not a required payment under the credit facility. The total debt service payments were $395,269.

     Our capital requirements have grown substantially as a result of the growth of our operations and staffing since. As a result, our cash and cash equivalents have significantly decreased over the last few years. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and or debt financing to enable us to grow our operations.

Item 3. Controls and Procedures

     As required by Rule 13a-15(b), Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there has been no such change during the period covered by this report.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

     As of April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc. The Company paid part of the purchase price for all of Airorlite's shares by issuing 37,000 shares of the Company's common stock, valued at $266,000. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits

Number   Description
31(1)    Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31(2)    Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer

31(3)    Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certifications

99(1)    Stock Purchase Agreement by and among ACI Acquisition, Inc.,
         Diversified Solutions, Inc., Airorlite Communications, Robert Delia
         And Lee Mason

(b)  Reports on Form 8-K

          On May 24, 2004, the Company filed an 8-K reporting an Item 12 event announcing that the Company issued a press release announcing its financial results for the three months ended March 31, 2004.

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                   SIGNATURES


Date: May 17, 2004                       /s/ JAMES E. HENRY
                                         ---------------------------------------
                                         James E. Henry
                                         Chairman, Chief Executive Officer,
                                         Treasurer and Director


Date: May 17, 2004                       /s/ IRVIN F. WITCOSKY
                                         ---------------------------------------
                                         Irvin F. Witcosky
                                         Chief Operating Officer, President,
                                         Secretary and Director


Date: May 17, 2004                       /s/ DOUGLAS BECK
                                         ---------------------------------------
                                         Douglas Beck
                                         Chief Financial Officer