Form 10QSB
period 2004-06-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2004-08-13
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                 Yes [X] No [_]

           Number of shares outstanding of the issuer's Common Stock:

            Class:                            Outstanding as of August 13, 2004,
            ------                            ----------------------------------
Common stock,  $.01 par value                              5,740,398

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

                                                                                    Page
                                                                                    ----
Part I    Financial Information

Item 1.   Financial Statements

          Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
          December 31, 2003 (Audited) ...........................................       2

          Consolidated Statements of Operations for the six months ended and
          three ended June 30, 2004 (Unaudited) and June 30, 2003 (Unaudited) ...       3

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2004 (Unaudited) and June 30, 2003 (Unaudited) ...............       4

          Notes to Financial Statements .........................................     5-8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations .................................................    9-10

Item 3.   Controls and Procedures ...............................................   10-11

Part II   Other Information

Item 1.   Legal Proceedings .....................................................      12

Item 2.   Change in Securities ..................................................      12

Item 3.   Defaults Upon Senior Securities .......................................      12

Item 4.   Submission of Matters to a Vote of Security Holders ...................      12

Item 5.   Other Information .....................................................      12

Item 6.   Exhibits and Reports on Form 8-K ......................................   12-13

SIGNATURES ......................................................................      14

CERTIFICATIONS ..................................................................   15-21

Item 1. Financial Statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2004
                                                                                (Unaudited)    December 31, 2003
                                                                               -------------   -----------------
   ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENT                                                     $ 1,571,691       $ 1,927,416
   ACCOUNTS RECEIVABLE - NET OF ALLOWANCES OF $225,000 AND $135,000               7,496,008         6,586,674
   INVENTORIES                                                                    1,214,524           837,855
   COSTS IN EXCESS OF BILLINGS AND ESTIMATED PROFITS                                950,237           765,905
   DEFERRED TAX ASSETS                                                            2,310,375         2,202,000
   PREPAID AND INCOME TAXES RECEIVABLE                                              324,434           185,627
   OTHER ASSETS                                                                     243,942           252,179
                                                                                -----------       -----------
   TOTAL CURRENT ASSETS                                                          14,111,211        12,757,656

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $1,418,962
   and $1,406,824                                                                 1,146,943         1,161,278

GOODWILL                                                                          2,221,955         1,930,694
INTANGIBLE ASSETS - net of accumulated amortization of $241,741 and $179,809      1,233,547         1,303,480
OTHER ASSETS                                                                        641,635           410,776

                                                                                -----------       -----------
   TOTAL CURRENT ASSETS                                                         $19,355,290       $17,563,884
                                                                                ===========       ===========

   LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                                             $ 2,862,195       $ 2,119,833
   ACCRUED TAXES & EXPENSES                                                       1,019,626           923,464
   BILLING IN EXCESS OF COST AND ESTIMATED PROFITS                                1,380,495           477,515
   DEFERRED INCOME                                                                  151,566           155,277
   LONG-TERM DEBT, CURRENT PORTION                                                2,033,158           463,633
   CUSTOMER DEPOSITS                                                                 77,863            24,425
   DEFERRED TAX LIABILITY                                                            64,000            64,000
                                                                                -----------       -----------
   TOTAL CURRENT                                                                  7,588,903         4,228,147

LONG-TERM DEBT, LESS CURRENT PORTION                                                160,295         1,922,597
DEFERRED TAX LIABILITY                                                              134,000           134,000
                                                                                -----------       -----------
TOTAL LONG-TERM LIABILITIES                                                       7,883,198         6,284,744
                                                                                -----------       -----------

STOCK HOLDERS' EQUITY:
   PERFERRED STOCK, $.01PAR VALUE: 2,000,000 SHARES AUTHORIZED;
   NO SHARES ISSUED                                                                      --                --
   COMMON STOCK, $.01PAR VALUE: 10,000,000 SHARES AUTHORIZED;
   5,248,531 and 5,201,431 SHARES OUTSTANDING                                        52,485            52,014
   ADDITIONAL PAID-IN-CAPITAL                                                    14,062,565        13,512,939
   TREASURY STOCK, AT COST 70,891 SHARES                                           (500,000)         (500,000)
   DEFERRED COMPENSATION                                                           (201,191)               --
   ACCUMULATED DEFICIT                                                           (1,941,767)       (1,785,813)
                                                                                -----------       -----------
   TOTAL STOCKHOLDERS' EQUITY                                                    11,472,092        11,279,140
                                                                                -----------       -----------
   TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                   $19,355,290       $17,563,884
                                                                                ===========       ===========

   The accompanying notes are an intergral part of these financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Six Months Ended               Three Months Ended
                                             -----------------------------   -----------------------------
                                             JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                             -------------   -------------   -------------   -------------
Sales                                         $12,191,983     $ 7,226,421     $ 6,524,490     $ 3,520,718
Cost of Sales                                   9,384,475       5,604,699       4,995,689       2,950,163
                                              -----------     -----------     -----------     -----------
Gross Profit                                    2,807,508       1,621,722       1,528,801         570,555
                                              -----------     -----------     -----------     -----------
Operating Expenses:
Selling General & Administrative Expenses       3,026,223       4,385,578       1,599,389       2,212,438
                                              -----------     -----------     -----------     -----------
Operating Loss                                   (218,715)     (2,763,856)        (70,588)     (1,641,883)
                                              -----------     -----------     -----------     -----------
Interest Income                                     3,404           6,733           1,879           1,193
Interest Expense                                  (49,019)        (51,114)        (24,211)        (24,391)
                                              -----------     -----------     -----------     -----------
Net (Loss) Before Tax Benefit                    (264,330)     (2,808,237)        (92,920)     (1,665,081)
Tax Benefit For Income Tax                        108,375       1,179,000          38,097         699,000
                                              -----------     -----------     -----------     -----------
Net (Loss) After Tax Benefit                  $  (155,955)    $(1,629,237)    $   (54,823)    $  (966,081)
                                              ===========     ===========     ===========     ===========
Basic and Diluted (Loss) Per Common Share:
Basic (Loss) Per Common Share                 $     (0.03)    $     (0.32)    $     (0.01)    $     (0.19)
                                              ===========     ===========     ===========     ===========
Weighted Average Common Shares                  5,143,908       5,138,357       5,157,129       5,138,357
                                              ===========     ===========     ===========     ===========
Diluted (Loss) Per Common Share:              $     (0.03)    $     (0.32)    $     (0.01)    $     (0.19)
                                              ===========     ===========     ===========     ===========
Weighted Average Diluted Common Shares          5,143,908       5,138,357       5,157,129       5,138,357
                                              ===========     ===========     ===========     ===========

    The accompanying notes are an intergral part of the financial statements.

              DIVERSIFIED SECURITY SOLUTION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For The Six Months Ended
                                                                               ------------------------
                                                                                June 2004    June 2003
                                                                               ----------   -----------
Cash flows from operating activities:
   Net loss                                                                    $ (155,955)  $(1,629,235)
   Adjustments to reconcile net loss from operations
      to net cash provide by (used in) operating activities:
         Depreciation and amortization                                            259,672       238,830
         Bad debt expense                                                          90,000            --
         Stock option expense                                                      18,707            --
         Deferred income taxes                                                   (108,375)     (349,000)
         Changes in operating assets and liabilities:
            Accounts receivable                                                  (873,015)      974,575
            Inventories                                                          (125,285)      375,178
            Costs and estimated profits in excess of billings                    (184,332)      539,418
            Other assets                                                         (214,620)      247,297
            Prepaid and income taxes receivable                                  (138,807)   (1,075,034)
            Accounts payable                                                      646,494      (266,897)
            Accrued expenses                                                       49,362       (65,922)
            Billings in excess of cost and estimated profits                      902,980       170,289
            Deferred income                                                        (3,711)           --
            Customer deposits held                                                 53,438      (147,577)
                                                                               ----------   -----------
               Net cash provided by (used in) operating activities             $  216,552   $  (988,078)
                                                                               ----------   -----------
Cash flows from investing activities:
   Proceeds from issuance of common stock                                          63,799            --
   Purchase of business, net of cash acquired                                    (166,875)           --
   Purchase of property and equipment                                             (49,053)     (185,369)
   Increase in Goodwill for guarantee of stock price                                   --       (56,376)
                                                                               ----------   -----------
      Cash used in investing activities                                        $ (152,129)  $  (241,745)
                                                                               ----------   -----------
Cash flows from financing activities:
   Net (payments) and proceeds of revolving bank line and other debt             (320,148)      324,733
   Payment of loan payable to owner of acquired company                          (100,000)           --
                                                                               ----------   -----------
      Cash (used in) proceeds financing activities                             $ (420,148)  $   324,733
                                                                               ----------   -----------
   Decrease  in cash and cash equivalents                                        (355,725)     (905,090)
   Cash and cash equivalents - beginning of period                              1,927,416     4,472,271
                                                                               ----------   -----------
   Cash and cash equivalents - end of period                                   $1,571,691   $ 3,567,181
                                                                               ----------   -----------
Supplemental disclosure of cash flow information:

Amount paid for the period for:
   Interest                                                                    $   49,562   $    50,827
   Taxes                                                                       $    1,600   $   183,875
Non-cash investing and financing activities:

Equipment financed                                                             $  127,371   $    38,632
Stock issued to acquire business                                               $  266,400   $        --
Value of stock options issued                                                  $  219,898   $        --


    The accompanying notes are an intergral part of the financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York City, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, service sales (maintenance). In April of 2004, the Company completed its acquisition of Airorlite Communication's, Inc. ("Airorlite"). Airorlite specializes in the design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. There has been a shift in sales by geographic region and therefore, the information below shows the sales percentages by geographic location for the six months ended June 30, 2004 and 2003 as follows:

                         Six Months
                       Ended June 30,
                       --------------
                         2004   2003
                         ----   ----
New Jersey/ New York      38%    52%
California                35     26
Texas                     14     13
Arizona                    7      5
                         ---    ---
Total integration         94     96
Airorlite                  4      0
Viscom                     2      4
                         ---    ---
Total sales              100%   100%
                         ===    ===


     The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, two facilities in the New York City metro area ( Saddle Brook, New Jersey), and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured it operations to begin outsourcing the manufacturing of it products to a third party. Viscom will continue to sell product and support existing warranties.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

              DIVERSIFIED SECURITY SOLUTIONS, INC AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

2.   Net Income (Loss) Per Share

     The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3.   Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation- Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the six months ended June 30, 2004, the Company charged $18,707 of options granted subsequent to January 1, 2003 against 2004 earnings. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

     Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                   Six Monthd Ended       Three Monthd Ended
                                                       June 30                  June 30
                                                     (Unaudited)              (Unaudited)
                                               -----------------------   --------------------
                                                  2004        2003         2004        2003
                                               ---------   -----------   --------   ---------
Net loss per Financial Statements              ($155,955)  ($1,629,237)  ($54,823)  ($966,081)
                                               =========   ===========   ========   =========

Stock based-employee compensation
 expense included in reported net loss,
 net of related tax expense                        7,670            --      7,670          --

Total stock-based employee compensation
 expense determined under fair valued based,
 net of related tax effects                      (11,216)       (8,489)    (7,797)     (4,404)
                                               ---------   -----------   --------   ---------

Pro forma net loss                             ($159,501)  ($1,637,726)  ($54,950)  ($970,485)
                                               =========   ===========   ========   =========

Loss per share:
   Basis and diluted shares as reported           ($0.03)       ($0.32)    ($0.01)     ($0.19)
                                               =========   ===========   ========   =========

   Basis and diluted shares as proforma           ($0.03)       ($0.32)    ($0.01)     ($0.19)
                                               =========   ===========   ========   =========

              DIVERSIFIED SECURITY SOLUTIONS, INC AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

4.   Related Party Transaction

     A corporation of which a director of the Company was an officer was paid consulting fees and reimbursement of expenses in amount of approximately $15,877 for the six months ended June 30,2004 and $30,900 for the six months ended
June 30, 2003.

5.   Acquisition

     Effective April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc ("Airorlite"). Airorlite was purchased for $200,000 cash, 37,000 shares of the Company's common stock, valued at $266,400, concurrently with the closing, an officer's loan of $100,000 was repaid and an amount equal to the income tax on the undistributed earnings for the period January 1, 2004 to the acquisition of the Company. Airorlite is located in Saddle Brook, New Jersey and specializes in design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Airorlite has been merged into ACI and ACI has been renamed Airorlite Communications, Inc. The Company accounted for the acquisition under the purchase accounting method. Accordingly, assets and liabilities were recorded at their fair value. As a result of the acquisition, the Company recorded goodwill of $291,260. The following summarized the net assets acquired from Airorlite Communications (prior to acquisition accounting adjustments) as of April 1, 2004:

                       Balance
                      --------
Current assets        $410,829

Long term assets        16,003

Current liabilities    208,970
                      --------
Net assets            $217,862
                      ========

     Airorlite Communications had sales of $523,386 (unaudited) for the three months ended June 30, 2004 with an operating profit of approximately $183,556. The unaudited net assets (excluding goodwill) as of June 30, 2004 were $558,696.

6.   Subsequent Event

     On July 28 2004 the Company completed a $3,300,000 private placement of its common stock to certain qualified institutional investors. Under the terms of the agreement, the Company sold 553,333 shares of common stock to qualified investors for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds of the transaction were approximately $3,000,000. The Company intends to use the net proceeds of the private placement for general corporate purposes.

              DIVERSIFIED SECURITY SOLUTIONS, INC AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

7.   Contingent Liabilities

     From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims is likely to have a material affect on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Six Months Ended June 30, 2004 and June 30, 2003

     Sales - Sales for the six months ended June 30, 2004 were $12,191,983 representing an increase of $4,965,562 or 69% as compared to $7,226,421 for the six months ended June 30, 2003. This sales increase is believed to be due to improved general economic conditions and an enhanced emphasis on security. The Airorlite acquisition accounted for an increase in the Company's sales of $523,386. Each of the Company's four regions experienced significant sales growth during the six months ended June 30, 2004 as compared to the June 30, 2003 period. The Company backlog as of June 30, 2004 is $22,500,000, representing a historical high for the Company.

     Cost of Sales - Cost of sales for the six months ended June 30, 2004 was $9,384,475 as compared to $5,604,699 for the six months ended June 30, 2003. The gross profit margin for the six months ended June 30, 2004 was 23.0% as compared to 22.4% for the six months ended June 30, 2003. The improved gross profit percentage is due to higher margins reported in Arizona and New Jersey and the addition of the higher margin Airorlite sales. This was partially offset by decreased margins in California due to higher labor costs to complete projects on the West coast.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses was $3,026,223 for the six months ended June 30, 2004 as compared to $4,385,578 for the six months ended June 30, 2003. This decease of 31.0% or $1,359,355 was primarily attributed to savings from employee reductions, salary reductions for key employees, employee benefit reductions (health insurance, 401k, etc) and the implementation of other general cost reductions during the six months of 2004.

     Interest Income - Interest income for the six months ended June 30, 2004 was $3,404 as compared to $6,733 for six months ended June 30, 2003. This decrease of $3,329 was due to having less cash to invest and lower interest rates.

     Interest Expense - Interest expense for the six months ended June 30, 2004 was $49,019 as compared to $51,114 for the six months ended June 30, 2003. The decrease of $2,095 and is due to having a lower average debt balance for the six months ended June 30, 2004 of $2,076,333 versus $2,325,650 for the three months ended June 30, 2003.

     Three Months Ended June 30, 2004 and June 30, 2003

     Sales - Sales for the three months ended June 30, 2004 were $6,524,490 representing an increase of $3,003,772 or 85.3% as compared to $3,520,718 for the three months ended June 30, 2003. The Airorlite acquisition accounted for an increase in sales of $523,386. Each of the Company's four regions experienced significant sales growth during the three months ended June 30, 2004 as compared to the June 30, 2003 period due to would what is believed to be improving economic conditions and increased emphasis on security.

     Cost of Sales - Cost of sales for the three months ended June 30, 2004 was $4,995,689 as compared to $2,950,163 for the three months ended June 30, 2003. The gross profit margin for the three months ended June 30, 2004 was 23.4% as compared to 16.2% for the three months ended June 30, 2003. We attribute this 7.2% increase in the gross profit margin to improved cost control in all of the Company`s regions and the addition of the Airorlite sales, which have a higher gross profit percentage.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses was $1,599,389 for the three months ended June 30, 2004 as compared to $2,212,438 for the three months ended June 30, 2003. This decease of 27.7% or $613,049 was primarily attributed to savings from head count reductions, salary reductions for key employees, selective payroll reductions (health insurance, 401k, etc) and the implementation of other general cost reductions for the three months ended June 2004.

     Interest Income - Interest income for the three months ended June 30, 2004 was $1,879 as compared to $1,193 for three months ended June 30, 2003. This was an increase of $686.

     Interest Expense - Interest expense for the three months ended June 30, 2004 was $24,211 as compared to $24,391 for the three months ended June 30, 2003. The average debt balance for the three Months ended June 30, 2004 was $2,192,489 as compared to $2,222,355 for the three months ended June 30, 2003.

     Liquidity and Capital Resources - As of June 30, 2004, we had cash and cash equivalents $1,571,691. We have a loan facility of $4,500,000 with Hudson United Bank ("HUB") and have certain debt maturing from November 2004 through May 2005. The Company's outstanding loan balance with Hudson United Bank was $2,042,628 ($1,975,215 was current portion) and approximately $2,186,575 was available under HUB credit facility as of June 30, 2004. Our working capital was $6,522,308 as of June 30, 2004. The Company was in violation of various loan covenants within its debt agreement with HUB as of June 30, 2004. HUB waived these covenants.

     During the six months ended June 30, 2004, net cash provided by operating activities was $216,552. We purchased property and equipment of $49,053. In addition, due to positive cash flows from operations, the Company was to pay HUB more then the required minimum payments of its credit facility of $320,148. The total debt service payments were $49,562 for the six months ended June 30, 2004.

     Our working capital requirements have grown and as a result, our cash and cash equivalents have significantly decreased over the last few years. On
July 28, 2004, the Company completed a $3,300,000 private placement of its common stock to certain qualified institutional investors, which netted the Company approximately $3,000,000 after expenses. (See Note 6 for additional details). We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and or debt financing as our operations continue to grow.

Item 3. Controls and Procedures

     The Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company's executive management, including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no such changes during the period covered by this report.

Part II - Other Information

Item 1. Legal Proceedings

     Not applicable

Item 2. Changes in Securities

     Effective April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc. The Company paid part of the purchase of Airorlite by issuing 37,000 shares of the Company's common stock valued at $266,400. These shares were issued in reliance on the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.

     On July 28, 2004 the Company completed the $3,300,000 private placement of its common stock to certain qualified institutional investors. Under the terms of the agreement, the Company sold 553,333 shares of common stock to the investors for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds were approximately $3,000,000.

     During the three months ended June 30, 2004, several individuals exercised their employee incentive stock options. Through June 30, 2004, options to exercise 10,100 shares of the Company's common stock have been issued.

     Subsequent to June 30, 2004, several individuals exercised their employee incentive stock options. Through August 13, 2004, options to exercise 9,425 shares of the Company's common stock have been issued.

Item 3. Defaults Upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5. Other Information

     Not applicable

Item 6. Exhibits and Report on Form 8-K

     (a)  Exhibits

Number   Description
------   -----------
10.1     Securities Purchase Agreement*

10.2     Registration Rights Agreement*

10.3     Form of Warrant *

31(1)    Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

31(2)    Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer

31(3)    Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

32       Section 1350 Certification

* Incorporated by reference to the 8K filed by the Company with the Securities and Exchange Commission on July 21, 2004

     (b)  Reports on Form 8-K

     On July 21, 2004, the Company filed an 8-K reporting on Item 2event announcing that the Company issued a press release announcing a $3,300,000 private placement.

     On July 28, 2004, the Company filed an 8-K reporting on Item 2 event announcing that the Company issued a press release announcing completion of the $3,300,000 private placement.

     On August 11, 2004, the Company filed an 8-K reporting on Item 12 event announcing that the Company issued a press release announcing its financial results for the three and six months ended June 30, 2004.

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                   SIGNATURES


Date: August 13, 2004                   /s/ JAMES E. HENRY
                                        ----------------------------------------
                                        James E. Henry
                                        Chairman, Chief Executive Officer,
                                        Treasurer and Director


Date: August 13, 2004                   /s/ IRVIN F. WITCOSKY
                                        ----------------------------------------
                                        Irvin F. Witcosky
                                        Chief Operating Officer, President,
                                        Secretary and Director


Date: August 13, 2004                   /s/ DOUGLAS WEST
                                        ----------------------------------------
                                        Douglas West
                                        Chief Financial Officer