Form 10QSB
period 2004-09-30
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2004-11-15
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                    Yes   X                   No

           Number of shares outstanding of the issuer's Common Stock:

        Class:                           Outstanding as of November 12, 2004,

Common stock, $.01 par value                       5,811,289

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX

Part I        Financial Information                                                                            Page

Item 1.       Financial Statements

              Consolidated Balance Sheet as of September 30, 2004 (Unaudited) and
              December 31, 2003 (Audited).........................................................................2

              Consolidated Statements of Operations for the nine and three months ended September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited) ............................3

              Consolidated Statements of Cash Flow for the nine months ended
              September 30, 2004 (Unaudited) and September 30, 2003 (Unaudited)...................................4

              Notes to Financial Statements.....................................................................5-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations ...........................................................................9-10

Item 3.       Controls and Procedures ........................................................................10-11

Part II       Other Information

Item 1.       Legal Proceedings .................................................................................12

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds ........................................12

Item 3.       Defaults Upon Senior Securities ...................................................................12

Item 4.       Submission of Matters to a Vote of Security Holders ...............................................12

Item 5.       Other Information .................................................................................12

Item 6.       Exhibits and Reports on Form 8-K ..................................................................13

SIGNATURES ......................................................................................................14

CERTIFICATIONS ...............................................................................................15-21

Item 1.  Financial Statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                    September 30, 2004  December 31,2003
  ASSETS                                                                                (Unaudited)       (Audited)
                                                                                        -----------        -----------
CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                                                             $ 4,475,123        $ 1,927,416
  ACCOUNTS RECEIVABLE - NET OF ALLOWANCES OF $280,500 AND $135,000                        6,972,673          6,586,674
  INVENTORY                                                                               1,300,538            837,855
  COSTS IN EXCESS OF BILLINGS AND ESTIMATED PROFITS                                       1,810,820            765,905
  DEFERRED TAX ASSETS                                                                     2,231,755          2,202,000
  PREPAID AND INCOME TAXES RECEIVABLE                                                       222,793            185,627
  OTHER ASSETS                                                                               26,504            252,179
                                                                                        -----------        -----------
  TOTAL CURRENT ASSETS                                                                   17,040,206         12,757,656
PROPERTY AND EQUIPMENT - net of accumulated depreciation of $1,520,807 in 2004
  and $1,406,824 in 2003.                                                                 1,185,159          1,161,278
GOODWILL                                                                                  2,226,304          1,930,694
INTANGIBLE ASSETS - net of accumulated amortization of $ 276,347 in 2004 and
  $179,809 in 2003.                                                                       1,230,942          1,303,480
OTHER ASSETS                                                                                441,703            410,776
                                                                                        -----------        -----------
  TOTAL ASSETS                                                                          $22,124,314        $17,563,884
                                                                                        ===========        ===========
   LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  ACCOUNTS PAYABLE                                                                      $ 2,976,650        $ 2,119,833
  ACCRUED TAXES & EXPENSES                                                                1,543,305            923,464
  BILLING IN EXCESS OF COST AND ESTIMATED PROFITS                                           797,604            477,515
  DEFERRED INCOME                                                                           188,064            155,277
  LONG-TERM DEBT,  CURRENT PORTION OF                                                     1,241,669            463,633
  CUSTOMER DEPOSITS                                                                          41,879             24,425
  DEFERRED TAX LIABILITY                                                                     64,000             64,000
                                                                                        -----------        -----------
  TOTAL CURRENT LIABILITIES                                                               6,853,171          4,228,146
                                                                                        -----------        -----------
LONG-TERM DEBT, LESS CURRENT PORTION                                                        505,749          1,922,597
DEFERRED TAX LIABILITY                                                                      134,000            134,000
                                                                                        -----------        -----------
TOTAL LIABILITIES                                                                         7,492,920          6,284,743
                                                                                        -----------        -----------
STOCKHOLDERS' EQUITY
  PREFERRED STOCK, $.01 PAR VALUE: 2,000,000 SHARES AUTHORIZED;
  NO SHARES ISSUED                                                                                -                  -
  COMMON, $.01 PAR VALUE: 10,000,000 SHARES AUTHORIZED;
  5,811,289 IN 2004 AND 5,201,431 IN 2003 SHARES OUTSTANDING                                 58,112             52,014
  ADDITIONAL PAID IN CAPITAL                                                             17,080,114         13,512,940
  TREASURY STOCK, 70,891 SHARES                                                            (500,000)          (500,000)
  DEFERRED COMPENSATION                                                                    (178,073)                 -
  ACCUMULATED DEFICIT                                                                    (1,828,759)        (1,785,813)
                                                                                        -----------        -----------
  TOTAL EQUITY                                                                           14,631,394         11,279,141
                                                                                        -----------        -----------
  TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $22,124,314        $17,563,884
                                                                                        ===========        ===========


  The accompanying notes are an intergral part of these financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    Unaudited


                                                              Nine Months Ended                  Three Months Ended
                                                      -------------------------------      ------------------------------
                                                      SEPT. 30, 2004   SEPT. 30, 2003      SEPT. 30, 2004   SEPT. 30, 2003
                                                      ---------------  --------------      --------------   --------------
Revenue                                                  $19,977,273      $12,320,260          $7,785,290     $ 5,093,838
Cost of Sales                                             15,165,515       10,106,772           5,781,040       4,502,072
                                                         -----------      -----------          ----------     -----------
Gross Profit                                               4,811,758        2,213,488           2,004,250         591,766
                                                         -----------      -----------          ----------     -----------
Operating Expenses:
Selling General & Administrative Expenses                  4,817,478        6,132,358           1,791,255       1,746,781
                                                         -----------      -----------          ----------     -----------
Operating Profit (Loss)                                       (5,720)      (3,918,870)            212,995      (1,155,015)
                                                         -----------      -----------          ----------     -----------
Interest Income                                                6,035            8,992               2,631           2,259
Interest Expense                                             (72,887)         (80,837)            (23,868)        (29,723)
                                                         -----------      -----------          ----------     -----------
Net Income (Loss) Before Tax Benefit                         (72,572)      (3,990,715)            191,758      (1,182,479)
Tax Provision (Benefit) For Income Tax                       (29,628)        (335,090)             78,748         843,910
                                                         -----------      -----------          ----------     -----------
Net Income (Loss) After Tax                              $   (42,944)     $(3,655,625)         $  113,010     $(2,026,389)
                                                         ===========      ===========          ==========     ===========
Basic and Diluted Income (Loss) Per Common Share:
Basic Income (Loss) Per Common Share                     $     (0.01)     $     (0.71)         $     0.02     $     (0.39)
                                                         ===========      ===========          ==========     ===========
Weighted Average Common Shares                             5,613,187        5,137,046           5,301,287       5,133,470
                                                         ===========      ===========          ==========     ===========
Diluted Income (Loss) Per Common Share:                  $     (0.01)         $ (0.71)         $     0.02     $     (0.39)
                                                         ===========      ===========          ==========     ===========
Weighted Average Diluted Common Shares                     5,613,187        5,137,046           5,315,586       5,133,470
                                                         ===========      ===========          ==========     ===========


        The accompanying notes are an integral part of these statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             For The Nine Months Ended
                                                                                        ------------------------------------
                                                                                                   September 30,
                                                                                        ------------------------------------
                                                                                               2004                  2003
                                                                                        ------------------------------------
Cash flows from operating activities:
       Net loss                                                                          $   (42,944)           $(3,655,625)
       Adjustments to reconcile net loss from operations
           to net cash provide by (used in) operating activities:
              Depreciation and amortization                                                  396,123                386,898
              Bad debt expense                                                               145,500                  5,000
              Stock option expense                                                            41,825                      -
              Deferred income taxes                                                          (29,755)              (318,000)
              Changes in operating assets and liabilities:
                 Accounts receivable                                                        (405,180)             1,157,050
                 Inventories                                                                (211,299)               421,618
                 Costs in excess of billings and estimated profits                        (1,044,915)              (249,184)
                 Other assets                                                                170,748                170,281
                 Prepaid and income tax receivable                                           (37,166)              (187,001)
                 Accounts payable                                                            760,947                348,268
                 Accrued expenses                                                            573,040               (208,425)
                 Billings in excess of cost and estimated profits                            320,089                534,315
                 Deferred income                                                              32,787                      -
                 Customer deposits held                                                       17,454               (134,558)
                                                                                       ------------------------------------
                 Net cash provided by (used in) operating activities                         687,254             (1,729,363)
                                                                                       ------------------------------------
Cash flows from investing activities:
              Purchase of business, net of cash acquired                                    (171,225)                     -
              Purchase of property and equipment                                             (85,838)              (209,437)
              Increase in Goodwill                                                                 -                (71,729)
                                                                                       ------------------------------------
              Cash used in investing activities                                             (257,063)              (281,166)
                                                                                       ------------------------------------
Cash flows from financing activities:
              Proceeds from issuance of common stock - net of fees                         3,086,976                      -
              Net (payments) and proceeds of revolving bank lines                           (600,000)                28,657
              Net (payments) and proceeds of other debt                                     (269,460)               (58,190)
              Payments of loan payable to owner of acquired company                         (100,000)                     -
                                                                                       ------------------------------------
              Cash provided by (used in) proceeds financing activities                     2,117,516                (29,533)
                                                                                       ------------------------------------
       Increase (decrease) in cash and cash equivalents                                    2,547,707             (2,040,062)
       Cash and cash equivalents - beginning of period                                     1,927,416              4,472,271
                                                                                       ------------------------------------
       Cash and cash equivalents - end of period                                         $ 4,475,123            $ 2,432,209
                                                                                       ------------------------------------
Supplemental disclosure of cash flow information:
Amount paid for the period for:
   Interest                                                                              $    72,887            $    80,695
    Taxes                                                                                $     1,727            $   183,875
Non-cash investing and financing activities:
Equipment financed                                                                       $   246,613            $    38,632
Stock issued to acquire businesses                                                       $   266,400            $         -
Receipt of 70,891 shares of its stock from a loan holder due to default                  $       -              $   500,000
Issuance of stock in connection with National Safe acquisition                           $       -              $     3,498


   The accompanying notes are an intergral part of the financial statements.

     1. Basis of Presentation

         Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York City, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, service sales (maintenance). In April of 2004, the Company completed its acquisition of Airorlite Communications, Inc. ("Airorlite"). Airorlite specializes in the design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. There has been a shift in sales by geographic region and therefore, the information below shows the sales percentages by geographic location for the nine months ended September 30, 2004 and 2003 as follows:

                                                       Nine Months
                                                    Ended September 30,
                                                    ------------------
                                                    2004         2003
                                                    ----         ----
                  New Jersey/ New York               35%           55%
                  California                         33            26
                  Texas                              14            12
                  Arizona                             8             5
                                                    ----          ----
                  Total integration                  90            98
                  Airorlite                           9             0
                  Viscom                              1             2
                                                    ----          ----
                  Total sales                       100%          100%
                                                    ====          ====

         The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, two facilities in the New York City metro area (Saddle Brook, New Jersey), and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured its operations to begin outsourcing the manufacturing of its products to a third party. Viscom will continue to sell product and support existing warranties.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2003.

     2. Net Income (Loss) Per Share

         The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

     3. Stock Based Compensation

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation- Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the nine months ended September 30, 2004, the Company charged Selling, general and administrative expenses $41,825 for options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003. Based upon the fair value method to measure compensation expense, the Company's proforma reflects for the three and six months ended September 30, 2004 and 2003 is as follows:

                                                              Nine Months Ended              Three Months Ended
                                                                September 30                    September 30
                                                                  Unaudited                        Unaudited
                                                           -------------------------       --------------------------
                                                               2004          2003             2004           2003
                                                           ----------    -----------       ---------      -----------
Net Profit (Loss) per Financial Statements                   ($42,944)   ($3,635,625)       $113,010      $ 2,026,389)
                                                             ========    ===========        ========      ===========
Stock based-employee compensation
 expense included in reported net loss,                        24,677              -          13,640               -
 net of related tax expense
Total stock-based employee compensation
 expense determined under fair valued based,
 net of related tax effects                                   (29,567)        (8,489)        (18,351)              -
                                                             --------    -----------        --------      -----------
Pro Forma Net Profit (Loss)                                  ($47,834)   ($3,644,114)       $108,299      $(2,026,389)
                                                             ========    ===========        ========      ===========
Profit (Loss) per share:
   Basis and diluted shares as reported                        ($0.01)        ($0.71)          $0.02           ($0.39)
                                                             ========    ===========        ========      ===========
   Basis and diluted shares as proforma                        ($0.01)        ($0.71)          $0.02           ($0.39)
                                                             ========    ===========        ========      ===========

     4. Related Party Transaction

         A corporation of which a director of the Company was an officer was paid consulting fees and reimbursement of expenses in amount of approximately $15,877 for the nine months ended September 30, 2004 and $37,946 for the nine months ended September 30, 2003.

         The Company also paid another Director consulting fees in the amount of $2,400 for the nine months ended September 30, 2003.

     5. Acquisition

         Effective April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc ("Airorlite"). Airorlite was purchased for $200,000 cash, 37,000 shares of the Company's common stock, valued at $266,400, concurrently with the closing, an officer's loan of $100,000 was repaid and an amount equal to the income tax on the undistributed earnings for the period January 1, 2004 to the acquisition of the Company. Airorlite is located in Saddle Brook, New Jersey and specializes in design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Airorlite has been merged into ACI and ACI has been renamed Airorlite Communications, Inc. The Company accounted for the acquisition under the purchase accounting method. Accordingly, assets and liabilities were recorded at their fair value. As a result of the acquisition, the Company recorded goodwill of $295,610. The following summarized the net assets acquired from Airorlite Communications (prior to acquisition accounting adjustments) as of April 1, 2004:

                                               Balance
                                               -------
           Current assets                      $410,829
           Long term assets                      16,003
           Current liabilities                  208,970
                                               --------
           Net assets                          $217,862
                                               ========

         Airorlite Communications had sales of $1,840,051 (unaudited) for the nine months ended September 30, 2004 with an operating profit of approximately $691,807. The unaudited assets (excluding goodwill) as of September 30, 2004 were $1,428,197.

     6. Common Stock Private Placement

         On July 28 2004 the Company completed a $3,319,998 private placement of its common stock to certain qualified institutional investors. Under the terms of the agreement, the Company sold an aggregate of 553,333 shares of common stock to Lakeshore International, Ltd, Global Bermuda Limited Partnership, Merced Partners Limited Partnership, Tamarack International, Ltd., SRG Capital LLC, TCMP Partners and Bristol Investment Fund, Ltd., each a qualified institutional investor for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds of the transaction were $2,958,058. The Company intends to use the net proceeds of the private placement for general corporate purposes.

      7. Contingent Liabilities

         From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims are likely to have a material affect on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Nine Months Ended September 30, 2004 and September 30, 2003

         Sales - Sales for the nine months ended September 30, 2004 were $19,977,273 representing an increase of $7,657,013 or 62.1% as compared to $12,320,260 for the nine months ended September 30, 2003. This sales increase is believed to be due, in part, to improved general economic conditions and an enhanced emphasis on security as all of the Company's regions experienced increased sales. The Airorlite acquisition accounted for an increase in the Company's sales of $1,840,051. The New Jersey region experienced sales growth of 5%. The Company's other integration regions (Arizona, California and Texas) experienced significant sales growth of between 88% to plus 100% during the nine months ended September 30, 2004 as compared to the September 30, 2003 period. The Company backlog as of September 30, 2004 is $19,500,000.

         Cost of Sales - Cost of sales for the nine months ended September 30, 2004 was $15,165,515 as compared to $10,106,772 for the nine months ended September 30, 2003. The gross profit margin for the nine months ended September 30, 2004 was 24.1% as compared to 18.0% for the nine months ended September
30, 2003. The improved gross profit percentage is due to higher margins reported in Arizona and New Jersey regions and the addition of the higher margin Airorlite sales. This was partially offset by decreased margins in California due to higher labor costs to complete projects.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses was $4,817,478 for the nine months ended September 30, 2004 as compared to $6,132,358 for the nine months ended September 30, 2003. This decease of 21.4% or $1,314,880 was primarily attributed to the restructuring of the Viscom operations and savings from employee reductions, salary reductions for key employees, employee benefit reductions (health insurance, 401k, etc).

         Interest Income - Interest income for the nine months ended September 30, 2004 was $6,035 as compared to $8,992 for nine months ended September 30, 2003.

         Interest Expense - Interest expense for the nine months ended September 30, 2004 was $72,887 as compared to $80,837 for the nine months ended September 30, 2003. The decrease of $7,950 and is due to having a lower average debt balance for the nine months ended September 30, 2004 of $2,079,515 versus $2,320,938 for the nine months ended September 30, 2003.

         Three Months Ended September 30, 2004 and September 30, 2003

         Sales - Sales for the three months ended September 30, 2004 were $7,785,290 representing an increase of $2,691,452 or 52.8% as compared to $5,093,838 for the three months ended September 30, 2003. The Airorlite acquisition accounted for an increase in sales of $1,316,665. The Arizona, California and Texas regions experienced sales growth in excess of 88% during the three months ended September 30, 2004 as compared to the September 30, 2003 period. This increase was partially offset by lower sales in the New Jersey region of 18.6%.

         Cost of Sales - Cost of sales for the three months ended September 30, 2004 was $5,781,040 as compared to $4,502,072 for the three months ended September 30, 2003. The gross profit margin for the three months ended September 30, 2004 was 25.7% as compared to 11.6% for the three months ended September
30, 2003. The Airorlite acquisition accounted for 2.8% of the improved gross profit margin. We attribute the 8.4% increase in the gross profit margin for the integration business to improved cost control in the New Jersey, Arizona and Texas regions.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses was $1,791,255 for the three months ended September 30, 2004 as compared to $1,746,781 for the three months ended September 30, 2003. Included in the September 30, 2004 quarterly selling general & administrative expenses are one time charges related to severance of approximately $82,000. As a percentage of sales, selling general and administrative expenses were 23.0% for the three months ended September 30, 2004 versus 34.3% for the three months ended September 30, 2003. The Company has effectively maintained its spending levels as sales have increased.

         Interest Income - Interest income for the three months ended September 30, 2004 was $2,631 as compared to $2,259 for three months ended September 30, 2003 reflecting the increased cash level.

         Interest Expense - Interest expense for the three months ended September 30, 2004 was $23,868 as compared to $29,723 for the three months ended September 30, 2003. The average debt balance for the three months ended September 30, 2004 was $1,970,436 as compared to $2,423,121 for the three months ended September 30, 2003.

         Liquidity and Capital Resources - As of September 30, 2004, our cash and cash equivalents increased to $4,475,123 versus $1,927,416 at December 31, 2003. This increase is the result of the equity private placement in July 2004 in the amount of $2,958,058, net of associated costs. In addition, we have a revolving credit facility of $3,500,000 with Hudson United Bank ("HUB") with debt maturing in May, 2005, which we anticipate extending. The total outstanding balance on this revolving line of credit is $1,117,000. The Company also has other outstanding bank debt in the amount of $332,175. Our working capital was $10,187,035 as of September 30, 2004. The Company was in compliance of the various loan covenants within its debt agreement with HUB as of September 30, 2004.

         During the nine months ended September 30, 2004, net cash provided by operating activities was $687,254. We purchased property and equipment of $85,838. In addition, due to positive cash flows from operations, the Company paid HUB $600,000 of the revolving line of credit. The total debt service payments were $68,839 for the nine months ended September 30, 2004.

         Our working capital requirements have grown and as a result, our cash and cash equivalents have significantly decreased over the last few years. On July 28, 2004, the Company completed a $3,319,998 private placement of its common stock to certain qualified institutional investors, which netted the Company $2,958,058 after expenses. (See Note 6 for additional details). We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and or debt financing as our operations continue to grow.

Item 3. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

         Pursuant to Rule 13a-15 under the Securities and Exchange Act of 1943 as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures

              (i) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings;

              (ii) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and

              (iii) include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Security Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

         (b) Change in Internal Controls over Financial Reporting

         As required by Rule 13a-15(d), the company's executive management including the Chief Executive Officer, the Chief Operating officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there have been no changes in the Company's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

         Not applicable

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

         On July 28, 2004 the Company completed the $3,319,998 private placement of its common stock to Lakeshore International, Ltd, Global Bermuda Limited Partnership, Merced Partners Limited Partnership, Tamarack International, Ltd., SRG Capital LLC, TCMP Partners and Bristol Investment Fund, Ltd., each a qualified institutional investor. Under the terms of the agreement, the Company sold an aggregate of 553,333 shares of common stock to the investors for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, Roth Capital Partners, LLC, the placement agent, received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds were $2,958,058. The Company intends to use the net proceeds for general corporate purposes.

         The securities issued in the private placement were offered and sold to the investors without registration under the Securities Act of 1933 in reliance upon the exemption provided by Regulation D and Section 4(2) of the Securities Act. Such securities may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements under the Securities Act. We filed a registration statement covering the resale of the shares and the shares issuable upon the exercise of the warrants on August 29, 2004 which was declared effective by the SEC on September 7, 2004.


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

         (b) Reports on Form 8-K

         On July 21, 2004, the Company filed an 8-K reporting on Item 2 event announcing that the Company issued a press release announcing a $3,319,998 private placement.

         On July 28, 2004, the Company filed an 8-K reporting on Item 2 event announcing that the Company issued a press release announcing completion of the $3,319,998 private placement.

         On August 24, 2004, the Company filed an 8-K reporting on Item 12 event announcing that the Company issued a press release announcing its financial results for the three and six months ended June 30, 2004.

         On September 10, 2004, the Company filed an 8-K reporting that the Company's Registration Statement on From S-3 was declared effective by the SEC on September 7, 2004.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                   SIGNATURES


Date: November 12, 2004              /s/ JAMES E. HENRY
                                     -------------------------------------------
                                     James E. Henry
                                     Chairman, Chief Executive Officer,
                                     Treasurer and Director


Date: November 12, 2004              /s/ IRVIN F. WITCOSKY
                                     ------------------------------------------
                                     Irvin F. Witcosky
                                     Chief Operating Officer, President,
                                     Secretary and Director


Date: November 12, 2004              /s/ DOUGLAS WEST
                                     ------------------------------------------
                                     Douglas West
                                     Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'