Form 10KSB
period 2004-12-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2005-03-28
CIK 1099918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

                                   ----------

     Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

     State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $27,319,534 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of March 22, 2005).

     The Registrant's revenues for the year ended December 31, 2004 were $29,725,718.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value                                   5,739,398
      (Title of Class)                                (No. of Shares Outstanding
                                                          at March 22, 2005)

                      Documents Incorporated By Reference:
                                      None

================================================================================

                      DIVERSIFIED SECURITY SOLUTIONS, INC.
                                Table of Contents

PART I............................................................................................3

Item 1. Description of Business...................................................................3

Item 2. Description of Property..................................................................10

Item 3. Legal Proceedings........................................................................11

Item 4. Submission of Matters to a Vote of Stockholders..........................................11

PART II..........................................................................................11

Item 5. Market for Common Equity and Related Stockholder Matters.................................11

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations....13

Item 7. Financial Statements.....................................................................18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....18

Item 8a. Controls and Procedures.................................................................18

PART III.........................................................................................19

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections
(16a) of the Exchange Act and Code of Ethics.....................................................19

Item 10. Executive Compensation..................................................................22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholders Matters.............................................................................25

Item 12. Certain Relationships and Related Transactions..........................................27

Item 13. Exhibits and Reports on Form 8-K........................................................27

Item 14. Principal Accountant Fees and Services..................................................27

Signatures.......................................................................................29

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

                                     PART I

Item 1. Description of Business

     (a) Business Development.

     In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics. They sold Henry Bros. Electronics to Communication Group, Inc. ("CGI") in 1985. In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our President and Chief Operating Officer reacquired certain assets, including the name Henry Bros. Electronics ("HBE") from CGI. In 1991 we acquired the assets of the former Motorola CCTV division and formed Viscom Products, Inc. ("Viscom"). In 1999 we formed a company named Integcom Corp. incorporated in Delaware into which we transferred the both HBE and Viscom. In 2001 we changed our name to Diversified Security Solutions, Inc.

     In November 2001, we completed our initial public offering, including the underwriter's over-allotment option of an aggregate of 1,725,000 shares of common stock. Our shares are traded on the American Stock Exchange under the ticker symbol DVS.

     In May 2002, we purchased Photo Scan Systems, Inc. ("Photo Scan") a security integrator located in southern California and changed its name to Henry Bros. Electronics, Inc. in December 2002.

     In August 2002, Photo Scan acquired National Safe of California, Inc. which sells and services alarm security equipment, lock and timing mechanisms, vault security, control and backup systems and high resolution security equipment used by commercial banks.

     In September 2002, Photo Scan acquired Corporate Security Integration, LLC. ("CSI") a security integrator located in Phoenix, Arizona, and subsequently changed its name to Henry Bros. Electronics, LLC.

     In April 2004, we acquired Airorlite Communications, Inc., a company located in Saddle Brook, New Jersey, that specializes in the design, manufacture and maintenance of wireless communications equipment used to enhance emergency radio frequency services and cellular communication for both fixed and mobile applications.

     Our principal executive offices are located at 280 Midland Avenue, Saddle Brook, New Jersey 07663, and our telephone number is (201) 794-6500.

     (b) Business of Issuer

     We are a single-source/turn-key provider of technology-based security solutions for medium and large commercial enterprises and government agencies in the United States.

     Security Distributing and Marketing magazine ("SDM") ranks by 2003 revenue the top 100 largest firms selling closed circuit TV ("CCTV"), access control and integrated security systems. We were ranked No. 26 in SDM's Top Systems Integrators Report published in July 2004.

     As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and optimize system manpower performance. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

     We believe that the following key attributes provide us with a sustainable competitive advantage:

     o    Experience and expertise;

     o    Technological sophistication;

     o    Quality control; and

     o    Strong list of references.

     Our Strategy

     Our strategy consists of the following components:

     o    Maintain and develop long-term relationships with clients;

     o    Focus on high value-added services;

     o    Continue to expand our client base in targeted industries;

     o    Maintain a high level of technological sophistication;

     o    Sell additional services to our established client base; and

     o Pursue strategic acquisitions that would be complementary to our business and accretive to earnings

     Our three operating units are integration, emergency preparedness planning programs and specialty products.

Our Integration Solution

     At the beginning of each new client relationship, we designate one member of our professional staff as the client service contact. This individual is the point person for communications between the client and us and often serves as the client's project manager for all of its security needs. Our engagement may include:

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

     o Survey the site(s), including inventory of physical components and software and evaluation of client's existing infrastructure and security system;

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

     When retained as a single-source provider for turnkey security solutions, we select system components required under the specifications and drawings. We recommend that our customers buy proven off-the-shelf devices and software and resort to custom equipment only when absolutely necessary.

     We have made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. We believe that our technical proficiency with the products available from a wide range of manufacturers enables us to select components that will best meet a project's requirements.

     Systems Installation and Management

     Under the supervision of the manager of the project, our technicians install hardware, integrate hardware and software, and validate and test the system. Subcontractors typically perform the aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction. Components that may be integrated in a security system include the following:

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

     o Critical condition monitoring systems, which provide alarm monitoring and supervision of various systems and facilities; and

     o Intercoms, public address, fire detection signals and network connectivity that can expand a local security system into a closely controlled worldwide system.

     Systems Training

     Upon completion of a systems integration project, we typically will provide the customer with system documentation and training in the operation and maintenance of the system.

     Maintenance and Technical Support

     We provide maintenance and technical support services on a scheduled, on-call, or emergency basis. These services include developing and implementing maintenance programs both for security systems designed, engineered, or integrated by us and for existing systems.

Our Emergency Preparedness Planning Programs Solution

     Our Emergency Preparedness Planning Programs ("EPPP") division works with companies and managers of high-rise office buildings to analyze their specific facilities needs with emergency preparedness plans. We provide demonstrations, training and recommendation to clients. Our evacuation planning division provides a wide array of services, including:

     o    Develop emergency plans and procedures;

     o    Expand existing fire/emergency and preparedness response plans;

     o    Articulate building strategy to the tenants;

     o    Provide tenant inclusion;

     o    Increase building community unity, awareness and confidence; and

     o    Employee training.

Our Specialty Products Solutions

     The Company's specialty products solutions are provided by two wholly owned subsidiaries, Viscom's Products, Inc. ("Viscom") and Airorlite Communications, Inc. ("Airorlite"). Viscom has an integrated standard solution for mobile digital records for deployment on municipal buses and trains. Viscom products are manufactured by a third party vendor. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications.

     Marketing

     Our marketing activities are conducted on both national and regional levels. We obtain engagements through direct negotiation with clients, competitive bid processes and referrals. At the national level, we conduct analyses of various industries and target those with significant demand for security solutions. At a regional level, we have developed and implemented a marketing plan that targets specific regions of the country. The plan identifies prospective clients within specific regions of the country and sets forth a strategy for developing relationships with them.

     We have developed expertise in the security regulations applicable to airports and seaports, high-rise buildings, public transportation systems, healthcare, financial, educational and other vertical markets. We have identified several key industries or facility types that we believe have substantial and increasing requirements for security services, including corporate campuses and federal facilities.

     Customers

     We provide our products and services to customers in the public and private sectors through direct sales to end-users and through subcontracting agreements and have provided services to customers representing each of the vertical markets described under Marketing.

     Competition

     The security industry is highly fragmented and competitive. We compete on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. Our competitors include equipment manufacturers and vendors that also provide security services. Many of our competitors have greater name recognition and financial resources. We believe that we compete primarily on our ability to deliver solutions that effectively meet a client's requirements and, to a lesser extent and primarily in competitive bid situations, on price. Many of the larger public sector projects require performance bonds, which may limit our ability to compete with larger competitors as the prime contractor, depending upon the specifications of the project.

     Employees

     As of February 2005, we had 148 full time employees, including officers, of whom: 99 were engaged in engineering, systems installation and maintenance services, 32 in administration and accounting, and 17 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

     Our business requires substantial technical capabilities in many disciplines, from mechanics and computer science to electronics and advanced software. We emphasize continued training for new and existing technical personnel. Accordingly, we conduct training classes and seminars in-house, send select employees to technical schools and avail ourselves of training opportunities offered by equipment manufacturers and other specialists on a regular basis.

     Pricing

     We employ a variety of pricing strategies for our services. Systems integration projects are based upon the estimated cost of the equipment for the project including a profit margin, plus the estimated hours for each skill set, required to complete the project multiplied by the rate quoted, plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement. Proposals for consulting and threat assessment services are priced based on an estimate of hours multiplied by standard rates.

Risk Factors

     You should carefully consider the risks and uncertainties described below, as well as all of the other information included in this annual report on Form 10-KSB.

     We are dependent upon a small number of customers for a large portion of our revenues

     We have a small number of customers from which we receive a large portion of our revenues. Although, no single customer comprised more then 10% of total revenues during 2004, our five largest projects represented approximately 25% of our revenues. Revenues from governmental agencies accounted for 20% in 2004 versus 21% in 2003. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues. There can be no assurance that we will continue to be able to do so.

     Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled

     Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will recognize revenues from them. As of December 31, 2004, our backlog was approximately $20,503,000.

     We are dependent on a few vendors and rely on timely delivery of equipment from outside sources

     There are a few vendors from whom we obtain devices and software for specific access control, imaging, remote transmission, smart key and mobile applications. The loss of any one of these companies as suppliers could have a materially adverse impact on our business, financial condition and results of operations if we are unable to develop or acquire new technologies from other sources. We believe there are alternative vendors to source such products.

     Timely vendor deliveries of equipment meeting our quality control standards from all suppliers are also important to our business because each installed system requires the integration of a variety of elements to be fully functional. The failure to deliver any component when required, in operating condition, can delay the project, triggering contract penalties, delay in progress payments and may result in cancellation of the project.

     We have not been consistently profitable and may not be profitable in the future

     For the years ended December 31, 2004 and 2003 our revenues were $29,725,718 and $18,261,065, respectively, and our net income (loss) was $44,021 and $(2,957,102), respectively. Our profit has not been continuous and we can make no assurances that we will be profitable in the future.

     We experience intense competition for business from a variety of sources

     In systems integration, we compete for new business with large construction firms, electrical contractors and consultants in the security business and other systems integrators. Many of our competitors are much larger and have greater resources. In order to effectively compete in the future, we may have to charge less for our services, which may result in lower profit margins.

     We rely on only a few key executives

     James E. Henry and Irvin F. Witcosky, our two key executives, are vital to our business operations. The loss of either of them could have a materially adverse impact on our business, financial condition or results of operations.

     Our business and growth will suffer if we are unable to hire and retain highly skilled personnel

     Competition for highly skilled employees is intense in our industry. The design and manufacture of our equipment, and the installation of our systems, requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and advanced software. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services diminished and our revenues and the value of your investment reduced. There is no assurance that we will be able to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future.

     Lengthy revenues cycle

     Revenue of our services and products frequently involves a substantial commitment of resources to evaluate a potential project and prepare a proposal. In addition, approval of proposals often involves a lengthy process due to clients' internal procedures and capital expenditure approval processes. We may not be awarded a project that we have prepared a proposal for and, even if we are, a substantial period of time may elapse from when we make a proposal to when we can recognize revenues from the project.

     Seasonality

     Revenues of our services have typically been seasonal in nature and there could be periods of fluctuations in revenue volume due to the timing of project installations or factors that are beyond the Company's control, such as weather and construction delays.

     We may make acquisitions or form joint ventures that are unsuccessful

     Part of our growth strategy involves acquisitions or joint ventures with other system integrators. This strategy is subject to the following risks, the occurrence of which could have a materially adverse impact on our business, financial condition or results of operations:

          o We may not be able to identify suitable acquisition and joint venture candidates.

          o If the purchase price of an acquisition includes cash, we may need to use a significant portion of our available cash.

          o We could have difficulty assimilating the acquired company's operations and personnel or working with the joint venture. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses and charges.

          o We may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers.

          o    We may be required to incur additional debt.

          o We may be required to issue equity securities to pay for such acquisition, which will dilute existing shareholders.

          o We may have to incur significant accounting charges, such as for an impairment of intangible assets, which may adversely affect our results of operations.

     The Chief Executive Officer and Chief Operating Officer own a significant amount of our common stock and their interests may be different from and conflict with yours

     The interests of the Chief Executive Officer and Chief Operating Officer could conflict with the interests of our other stockholders. Mr. Henry and Mr. Witcosky beneficially own a total of approximately 48.8% of our outstanding common stock. Accordingly, if they act together, they may have the power to control the election of all of our directors or other issues for which the approval of our shareholders is required.

Item 2. Description of Property

     We lease a 17,055 square foot sales, office, and integration facility that also serves as our corporate office in Saddle Brook, New Jersey. This facility is a portion of a single-story, modern brick building in a commercial and industrial area. The lease on this space terminates on June 30, 2006, and provides for an annual rent of $98,400 until that date, payable in equal monthly installments of $8,200, plus taxes of approximately $600 per month. We are also responsible for the cost of property tax increases, utilities, repairs, maintenance, alterations, cleaning and insurance.

     We lease a 9,553 square foot sales and office facility in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 15, 2006 at an average annual rent of $111,108 payable in equal monthly installments of $9,257, with additional costs for insurance, repairs and alterations, utilities, taxes and cleaning.

     We lease a 4,200 square foot revenues and office facility in Grand Prairie, Texas near the Dallas-Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until February 28, 2007 at an annual average rental of $39,900, payable in equal monthly installments of $3,325, with additional costs for insurance, repairs and alterations, utilities, taxes and cleaning.

     We lease a 3,906 square foot revenues and office facility in Phoenix, Arizona. A single-story, concrete building in an office complex, this space is leased until August 2006 at an average annual rental of $44,820, payable in average monthly installments of $3,735, with additional costs for insurance, repairs and alterations, utilities, taxes and cleaning.

     We sublease approximately 1,750 square feet of office space in New York City for sales and project management personnel. This lease expires on October 31, 2006, with an annual rental of $28,800, payable in equally monthly installments of $2,400, inclusive of utilities.

     Our Airorlite subsidiary leases a 5,440 square foot sales, office and warehouse facility in Saddle Brook, New Jersey. This facility is in a single-story, modern brick building in a commercial and industrial area. The lease on this space terminates on November 30, 2005, and provides for an annual rent of $34,906 until that date, payable in equal monthly installments. We are also responsible for the cost of property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

     These facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

     We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Stockholders

     At our 2004 Annual Meeting of Stockholders held on November 5, 2004, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

Name                  Number of Votes For   Votes Withheld
----                  -------------------   --------------
Robert S. Benou            5,134,264            15,950
Robert L. DeLia Sr.        5,132,764            17,450
James E. Henry             5,095,164            55,050
Joseph P. Ritorto          5,134,264            15,950
Brian Reach                5,127,764            22,450
Irvin F. Witcosky          5,127,764            22,450

     The stockholders also voted to ratify the selection of Demetrius & Company, L.L.C. as our independent auditors for 2004. The results of the voting of this proposal were 5,102,313 in favor, 19,501 against and 28,400 abstentions. Stockholders also approved the granting of 52,550 shares of the Company's Common Stock to certain of its employees voting 5,071,053 in favor, 56,959 against and 22,202 abstaining.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Our Common Stock is traded on the American Stock Exchange under the Symbol "DVS".

     (a) The following table indicates high and low stock prices for each period.

2003              High    Low
----             -----   -----
First Quarter    $7.70   $6.52
Second Quarter   $7.35   $6.30
Third Quarter    $7.15   $6.10
Fourth Quarter   $6.70   $5.26

2004
----
First Quarter    $6.88   $5.50
Second Quarter   $9.90   $6.35
Third Quarter    $9.00   $5.20
Fourth Quarter   $5.55   $4.81

     (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on March 22, 2005 was 37. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional number of beneficial owners of common stock.

     (c) Dividends. There were no cash dividends or other cash distributions made by us during the year ended December 31, 2004. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

     (d)  Securities authorized for issuance under equity compensation plans.

----------------------------------------------------------------------------------------------------------------
                                                                                        Number of securities
                                                                Weighted average      remaining available for
                                     Number of securities to   exercise price of    future issuance under equity
                                     be issued upon exercise      outstanding      compensation plans (excluding
                                     of outstanding options,   options, warrants      securities reflected in
                                       warrants and rights         and rights               column (a))
           Plan category                       (a)                    (b)                       (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved           309,575 *               $6.79                    401,900
by security holders
----------------------------------------------------------------------------------------------------------------
Equity compensation plans not                383,666 **              $9.08                    383,666
approved by security holders
----------------------------------------------------------------------------------------------------------------
Total                                        693,241                 $8.06                    785,566
----------------------------------------------------------------------------------------------------------------

----------
     * This amount includes options issuable pursuant to our 2002 Stock Option Plan. Our Board of Directors approved this plan on May 10, 2002. Our shareholders' approved it on October 28, 2002. The plan authorizes the issuance of options to purchase up to 230,000 share of our Common Stock to employees, directors, and consultants of the Company.

     Also included are options issuable pursuant to our Incentive Stock Option Plan. The Board of Directors and our shareholders approved the adoption of the Incentive Stock Option Plan on December 23, 1999. Our Incentive Stock Option Plan provides for the granting of options to purchase a maximum of 500,000 shares of the

Company's common stock.

     ** This amount includes a warrant to purchase 40,000 shares of our common stock granted on November 1, 2001 to the Wall Street Consultants, Inc. ("WSC") at a price of $7.00. This warrant was granted in consideration of services provided by WSC to the Company and expires in November 2006. Also included is a warrant to purchase 150,000 shares of our common stock granted to GunnAllen Financial, Inc. at a purchase price of $11.55 per share. The warrant was granted to GunnAllen as part of its compensation for acting as the underwriter of our initial public offering and expires on November 21, 2005. In addition, warrants to purchase 138,333 and 55,333 shares at $7.60 expiring January 27, 2010, were granted in connection with the issuance of 553,333 shares of our common stock to certain qualified institutional investors and the placement agent, respectively, in July 2004.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     (a) Overview

     We are a turn-key provider of technology-based integrated security solutions for commercial enterprises and governmental agencies. Our three operating units are integration, evacuation planning and specialty products.

     Our integration unit designs, customizes, installs, connects and maintains CCTV (closed circuit television) and access control systems for customers in the private and public sectors under the trade names, HBE and Henry Bros. Electronics. As part of an access control system, we may also install, maintain and monitor intrusion alarms, via a third party central station. We are able to offer a customer seamless solutions to its electronic security needs. We work with a customer to plan, engineer, design and install their security systems. We also provide maintenance and technical support.

     Our emergency preparedness planning programs division works with companies and managers of high-rise office buildings to analyze their specific facility needs with emergency preparedness plans. We provide demonstrations, training and recommendation to clients. Our evacuation planning division provides a wide array of services, including:

     o    Develop emergency plans and procedures;

     o    Expand existing fire/emergency and preparedness response plans;

     o    Articulate building strategy to the tenants;

     o    Provide tenant inclusion; and

     o    Increase building community unity, awareness and confidence.

     Our specialty products business is comprised of two wholly owned subsidiaries, Viscom and Airorlite Communications. Viscom has an integrated standard solution for mobile digital recording used on municipal buses and trains. This product is being manufactured by a third party vendor. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications.

Comparison of the year ended December 31, 2004 to the year ended December 31,
2003

     Revenues

     Revenues for the year ended December 31, 2004 were $29,725,718, representing an increase of $11,464,653 or 62.8%, as compared to $18,261,065 for the year ended December 31, 2003. The increase in revenues was principally related to an increase of $8,737,089 in the Company's integration business. The companies that we acquired during 2002 continued to contribute significant revenues growth in 2004 as revenues doubled in the Company's California and Arizona regions. Revenues for 2004 in the New Jersey region increased by 11%, as government funding for security related projects has increased. In April 2004, the Company acquired Airorlite Communications Inc., a provider of wireless communication solutions. Revenues for Airorlite were $2,503,776 for the period April 1, 2004 through December 31, 2004. Revenues to governmental agencies represented 20% and 21% of total revenues, for the years ended December 31, 2004 and 2003, respectively.

     Cost of Revenues

     Cost of revenues for the year ended December 31, 2004 was $22,305,632, as compared to $14,908,700 for the year ended December 31, 2003. This was an increase of $7,396,932 or 49.6%. Gross profit margin was 25.0% for the year ended December 31, 2004, as compared to 21.5 % for the year ended December 31, 2003 (excluding the 2003 restructuring charge for Viscom Products). We attribute the increase in our gross margin percentage to the Airorlite Communications acquisition, which operates at a higher gross margin percentage than the Company's integration business. Integration margin for the year ended December 31, 2004 was 23.0%, as compared to 23.4% for the prior year. The company experienced cost overruns on three significant jobs in 2004, which resulted in the slightly lower margin.

     Selling, General and Administrative Expenses

     Selling, general and administrative expenses decreased to $7,020,885 for the year ended December 31, 2004, from $8,339,337 for the year ended December 31, 2003. Selling, general and administrative expenses as a percentage of revenues decreased to 23.6% for the year ended December 31, 2004 versus 44.9% for the year ended December 31, 2003 excluding the Viscom restructuring charge. This decrease of $1,318,452, or 15.8%, was primarily attributable to lower 2004 spending as the 2003 shutdown of Viscom Products manufacturing operations had a full year impact, lower 2004 spending for marketing and revenues efforts of establishing the acquired companies from 2002, lower salary and related benefits and a one time 2003 charge from stock grants to employees. Partially offsetting these savings were increased provisions for doubtful accounts based on our strong revenue growth. As the Company's revenues increased in 2004, the infrastructure costs of the Company were absorbed, resulting in the favorable selling, general and administrative expenses as a percentage of revenues. The Company continues to search for productivity improvements to improve this ratio for 2005.

     Interest Income

     Interest income for the year ended December 31, 2004 was $12,624, as compared to $10,326 for year ended December 31, 2003. The increase of $2,298 was due to having increased cash to invest.

     Interest Expense

     Interest expense for the year ended December 31, 2004 was $94,039, as compared to $106,464 for the ended December 31, 2003. The decrease of $12,425 was attributable to having an average lower debt balance of $1,783,342 for the year ended December 31, 2004 as compared to $2,306,076 for the year ended December 31, 2003.

     Net (Loss) Income

     As a result of the factors noted above, for the year ended December 31, 2004 our net income was $44,021, as compared to a net loss of ($2,957,102) for the year ended December 31, 2003. This resulted in basic earnings per share of $0.01 on weighted average common shares outstanding of 5,411,964 for the year ended December 31, 2004, as compared to basic loss per share of ($0.58) on weighted average common shares outstanding of 5,121,877 for the year ended December 31, 2003.

     Liquidity and Capital Resources

     As of December 31, 2004, we had cash and cash equivalents of $3,154,972, versus $1,927,416 as of December 31, 2003. This increase is attributable to the equity private funding in July 2004, in the net amount of $2,958,058. We have a total loan facility of $4,500,000 with Hudson United Bank and have certain debt maturing from May 2005 through November 2005. The amount available under the revolving credit facility was approximately $2,330,000, as of December 31, 2004. We are in compliance with the various loan covenants as of December 31, 2004. Our working capital was $9,187,176 as of December 31, 2004. We have total short-term debts due of approximately $1,394,809 and purchase orders with our vendors to fulfill customer orders of approximately $3,840,000.

     During the year ended December 31, 2004, net cash used in operations was $269,351. We purchased property and equipment of $236,295 and generated $1,900,077 in cash from financing activities. In addition, the company utilized $166,875 of net cash to acquire Airorlite Communications, Inc. in 2004

     Our capital requirements have grown substantially as a result of the growth of our operations and staffing since our public offering. Our cash and cash equivalents have increased by $1,227,556 significantly during the year ended December 31, 2004, due primarily to our sale of 553,333 shares of our common stock, which was partially offset by total debt payments of $1,081,273. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and /or debt financing to grow our operations.

     Critical Accounting Policies

     The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company's consolidated financial statements.

     Income Recognition

     Revenue from system installations are generally recognized on the completed-contract method, in which revenues are recognized when the contract is substantially complete. The completed-contract method applies to those contracts completed within a period of time, generally, less then two months. Contracts that are expected to be longer than two months are accounted for on the percentage-of-completion method.

     The percentage-of-completion method recognizes revenues earned based on the percentage of contract costs incurred to the estimated total contract costs. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods in which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in periods in which such losses are determined. In general, we determine a contract to be substantially completed after:

     1. The scope of work is completed which includes installing the equipment as required in the contract.

     2.   System is functional and has been tested.

     3.   Training has been provided.

     On larger projects (generally those in excess of $50,000) a substantial completion document is issued and final submittals are provided after the above is completed. Each month, the Chief Financial Officer meets with Operational Management to discuss the status of all open projects and to review each project's financial results. Based upon these discussions, a formal decision is made to close the project for financial reporting purposes once a project is determined to be substantially complete. The majority of the Company's contracts are completed within a year.

     Service contracts, which are generally separate and distinct legal agreements from project contracts, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenues from service contracts are recognized monthly. In 2004, the Company did not bundle any significant service contracts within our systems installation work.

     The Emergency Preparedness Planning Programs division provides emergency planning services to commercial real estate owners and managers. In general, project labor is the predominant cost associated with the completion of these projects. The Company utilizes labor as the output measure in order to recognize revenue and believes this to be an accurate matching of costs and revenue.

     Revenue from product sales (primarily specialty products) are recognized when title and risk of loss passes to the customer.

     Trade Receivables and Allowance for Doubtful Accounts

     The preparation of financial statements requires our management to make estimates and assumptions relating to the collectibility of our accounts receivable. Management specifically analyzes historical bad debts, customer credit worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company has a concentration risk in trade accounts receivable with significant revenues to the government and local agencies. The credit evaluation process has mitigated the credit risk, while losses have been minimal and within management's expectations.

     Inventory Valuation

     Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, based on product demand and revenue forecast data. Where necessary, provisions for excess and obsolete inventory are recorded. A significant change in the demand or forecast, in addition to inventory purchases, can result in excess inventory on hand, requiring additional write-downs.

     Warranty

     The Company offers warranties on all products, including parts and labor that range from one year to four years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user.

     Intangible Assets

     The Company's intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts, acquired trade names and covenants not to compete. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

     Effective January 1, 2002, the company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets." In accordance with that statement, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002 the company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete, are amortized on straight-line bases over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible assets' remaining useful life is changed, the amortization of the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis.

     Goodwill

     The Company's goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the Company's reporting unit by analyzing geographic region as management evaluates the Company's performance in this manner. We identified four separate and distinct operating units for the testing requirements of SFAS 142. We evaluated each reporting unit for impairment.

     Income Taxes

     Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Item 7. Financial Statements

     Refer to pages F-1 through F-24.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During the year ended December 31, 2004, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

Item 8a. Controls and Procedures

     (a) The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures:

     (i) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings;

     (ii) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and

     (iii) include, without limitations, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     (b) Change in Internal Controls over Financial Reporting

     As required by Rule 13a-15(d), the Company's executive management including the Chief Executive Officer, the Chief Operating officer and the Chief Financial Officer, also conducted an evaluation of the Company's internal controls over financial reporting to determine whether any change occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, there have been no changes in the Company's internal controls over financial reporting during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act and Code of Ethics

     As of March 15, 2005, the Company's directors and executive officers were as follows:

Name                Age                           Position
----                ---   ---------------------------------------------------------
James E. Henry       51   Chairman, Chief Executive Officer, Treasurer and Director
Brian Reach          50   Vice Chairman, Secretary and Director
Irvin F. Witcosky    66   President, Chief Operating Officer and Director
Douglas West         43   Chief Financial Officer
Robert S. Benou      70   Director
Robert DeLia Sr.     57   Director
Joseph P. Ritorto    73   Director

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

     Brian Reach became a member of our board of directors in February 2004, serving as the Chairman of our Audit Committee until June 2004, when Mr. Reach became our Vice Chairman. In November 2004 Mr. Reach was appointed our Secretary. Mr. Reach began his career over 25 years ago with PricewaterhouseCoopers, becoming a CPA in 1980. From 1999 through 2002 Mr. Reach served as the Chief Financial Officer for Globix Corporation. Mr. Reach has also served as the Chief Financial Officer of IPC Communications, Inc., Celadon Group, Inc. and Cantel Medical Corp. Mr. Reach has a wide range of corporate finance, restructuring and governance experiences having led the financing efforts to raise over $1 billion during his career. He has also played key leadership roles in mergers and acquisitions, a leveraged recapitalization, debt restructurings and the development of controls for internal and external financial reporting. Mr. Reach graduated with a Bachelor of Science degree in Accounting from the University of Scranton.

     Irvin F. Witcosky co-founded our predecessor company in 1989 and served as our Executive Vice President until December 2001 when he was elected our Chief Operating Officer and President. Mr. Witcosky has also served as our Secretary from 1989 to November 2004 and is on our Board of Directors. Mr. Witcosky graduated from California Polytechnic University with a Bachelor of Science degree in aeronautical engineering. In addition to his other responsibilities, Mr. Witcosky has continued to design, integrate and market security and communication systems as well as manage our operations and administration.

     Douglas West joined Diversified Security Solutions, Inc. in June 2004 as Chief Financial Officer. Mr. West has over twenty years experience in accounting and finance. Mr. West has been employed by such companies as Ernst & Young, American Cyanamid Company, Danka Business Systems and A&E Products Group. He has been responsible for providing management with financial and strategic direction, productivity/process improvements, systems integrations, expense control and budgeting and financial analysis. He is a Certified Public Accountant and holds a Bachelor of Science degree from Montclair State University.

     Robert S. Benou was elected to our board of directors in June 2001. He has been a director of Conolog Corporation since 1968 and served as its President from 1968 until May 2001 when he was elected Conolog's Chairman and Chief Executive Officer. Mr. Benou is a graduate of Victoria College and holds a BS degree from Kingston College, England and a BSEE from Newark College of Engineering, in addition to completing industrial management courses at Newark College of Engineering. Mr. Benou is a member of the Board of Director of eXeogenics, Inc.

     Robert L. De Lia, Sr. has been a member of our Board since May 2004. From 2002 to 2003, Mr. DeLia was the chief executive officer of Airorlite Communications, Inc., a company that specialized in design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. In April 2004 a wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of stock of Airorlite

Communications, Inc. From 1987 to 1999, Mr. De Lia was the president and chief executive officer of Fiber Options, Inc. Mr. De Lia graduated from the New York Institute of Technology in 1969.

     Joseph P. Ritorto was elected to our board of directors in January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located on Teterboro Airport in New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as Senior Executive Vice President and Chief Operating Officer of Silverstein Properties, Inc. and was responsible for leasing, operations and directing the lease administration of Silverstein owned and managed properties.

     Background Information About Certain Key Employees

     Theodore Gjini has worked for us since 1988 in various capacities, including as a sales engineer and project manager. In his current position as a Vice President, he supervises the coordination of our personnel and their activities in project installations, engineering and maintenance. Mr. Gjini graduated from the New Jersey Institute of Technology with a Bachelor of Science degree in electrical engineering and William Paterson College with a master in business administration.

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

     Alex Pavlis has been a Vice President since April 2002. From January 2000 until March 2001, Mr. Pavlis was a Vice President of Sales and Marketing at Intellisec a systems integrator. In this capacity, Mr. Pavlis was responsible for all integrated security system sales in Northern and Southern California and in Arizona. From October 1983 to January 2000, Mr. Pavlis was a Vice President of Revenues and Marketing for UAC Security Systems where he oversaw UAC's integrated security system revenues and operations department.

     Lee Masoian has been President of Airorlite Communications Inc. since its acquisition in April 2004. Mr. Masoian was the founder of Airorlite Communication Inc. and served as its President since incorporation in 2002. Mr. Masoian has held numerous technical positions in the wireless field for the past thirty years. He is a practicing engineer and led the development and design of many of the products that are offered by Airorlite. Mr. Masoian is a patent holder of several products. During his career, Mr. Masoian has held several positions of instructor and assistant professor at a number of junior and four year colleges. Mr. Masoian holds a BSEE and an MSEE from the Polytechnic Institute of NY with majors in communication theory.

     Audit Committee and Audit Committee Financial Expert

     The Board has a separately designated, standing Audit Committee, in accordance with regulations of the Securities and Exchange Commission. The Audit Committee reviews, with the

Company's independent public accountants, the scope and adequacy of the audit to be performed by the accountants, the Company's accounting practices, procedures and policies, and all related-party transactions. The Audit Committee has adopted an Audit Committee Charter. The Audit Committee met four times during 2004. The Audit Committee currently consists of Robert Benou and Joseph Ritorto. The Board of Directors has determined that it has at least one expert serving on the Company's Audit Committee. The Company's Board of Director believes that Robert Benou is an "audit committee financial expert" and is an independent member of the Board of Directors.

     Compliance with Section 16(a) of the Exchange Act

     The Securities and Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports and changes in beneficial ownership of our Common Stock and other equity securities. Our directors, officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the year ended December 31, 2004, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2004, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed except that Joseph Ritorto and Douglas Beck (our former Chief Financial Officer) did not timely file a Form Four for Messrs. Ritorto and Beck which have since been filed.

     Code of Ethics

     The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2004, 2003 and 2002 of those persons who were, as of December 31, 2004, (a) the Chief Executive Officer, and (b) the four the most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       Long-Term
                                                                                     Compensation
                                                                                         Awards         Payouts
                                                                                    --------------   ------------
                                                       Annual Compensation            Securities       All Other
                                               ----------------------------------     Underlying     Compensation
        Name and Principal Position            Year(s)   Salary ($)(1)   Bonus($)   Options/SARS #        ($)
--------------------------------------------   -------   -------------   --------   --------------   ------------
James E. Henry                                   2004       130,680         --              --             --
   Chairman and Chief Executive Officer,         2003       163,350         --              --          3,393(2)
   Treasurer and Director                        2002       148,500         --              --          4,455(2)

Irvin F. Witcosky                                2004       130,680         --              --             --
   President, Chief Operating Officer,           2003       163,350         --              --          3,393(2)
   and Director                                  2002       148,500         --              --          4,455(2)

Douglas West, CPA                                2004        53,338         --          15,000             --
   Chief Financial Officer

Douglas Beck, CPA                                2004        63,623         --              --            157(6)
   Former Chief Financial Officer                2003       100,000         --              --             --

Louis Massad                                     2004        78,000         --              --          7,200(3)
   Former Vice President, former Treasurer,      2003       121,000         --              --          9,964(4)
   former Chief Financial Officer and former     2002       110,000         --           5,000         10,830(5)
   Director

----------
(1) Effective in December 2003, Messrs Henry and Witcosky voluntarily reduced their salaries by twenty percent and Mr. Beck reduced his salary by 10% as a cost reduction measure. Mr. Beck resigned as our Chief Financial Officer in June 2004 and was replaced by Douglas West in the same month.

(2)  Company matching contribution under its 401-K and profit sharing plan.

(3)  Consists of a $7,200 auto allowance.

(4) Consists of a $7,200 auto allowance and $2,764 company match contribution under its 401-K and profit sharing Plan.

(5) Consists of a $7,200 auto allowance and $3,630 company match contribution under its Simple IRA Plan.

(6) Consists of an option exercise of 100 shares of the Company's common stock at an option price of $6.75.

The following table sets forth certain information with respect to stock options grants made to the named Executive Officers during 2004.

                              Option Grants in 2004
                                Individual Grants

                Number of   % of Total
               Securities    Options
               Underlying   Granted to   Exercised
                 Options    Employees      price
                 Granted    in Fiscal       per      Expiration
    Name            #          Year        Share        Date
------------   ----------   ----------   ---------   ----------
Brian Reach      100,000      73.53%       $7.10      05/31/09
Douglas West      15,000      11.03%       $7.34      06/14/14

The following table sets forth information regarding options held by the named Executive Officers at December 31, 2004.

             Aggregated Exercises and Year End Option Values in 2004

                                          Number of
                                          Securities       Value of
                                          Underlying     Unexercised
                                         Unexercised    In-the-Money
                                          Options at      Options at
                                          Year End #      Year End $
                  Shares                -------------   -------------
               Acquired on    Values     Exercisable/    Exercisable/
    Name         Exercise    Realized   Unexercisable   Unexercisable
------------   -----------   --------   -------------   -------------
Brian Reach         --          --      28,000/72,000         --
Douglas West        --          --         0/15,000           --

Compensation of Directors

     Directors who are also our employees receive no additional compensation for attendance at board meetings. The Company non-employee directors receive a quarterly fee of $1,250 and annual stock option grant to purchase 2,000 shares of the Company's common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting. In May 2004, Messrs. Benou, DeLia Sr. and Ritorto each received an option to purchase 2,000 shares of our common stock at $7.19 exercisable through May 2009. All directors are entitled to be reimbursed for their travel, lodging and other out-of-pocket expenses related to their attendance at board and committee meetings.

Employment Agreements and Termination of Employment and Change in Control Arrangements

     Messrs. Henry and Witcosky are serving as Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, under employment agreements for five years that commenced January 1, 2000. These agreements provide for an initial annual compensation of $135,000, an increase of 10% in compensation as of January 2002 and in each subsequent year of the agreements and an one-year non-competition covenant covering the security business that commences after termination of employment. In December 2003, Messrs. Henry and Witcosky voluntarily waived the receipt of their respective salaries by twenty percent to help reduce the Company's costs. This salary reduction was not restored in 2004.

     In August 2003, Mr. Massad resigned from his position as Vice President, Treasurer, and Chief Financial Officer. Mr. Massad also resigned from the Company's Board of Directors. Prior to his resigning as the company's Treasurer, Chief Financial Officer and Vice President, Mr. Massad had entered into a five-year agreement with the Company that commenced January 1, 2000. His initial annual compensation under such contract was $110,000. The agreement also provided for a 10% increase per annum as of January 2002 and in each subsequent year of the agreement. Mr. Massad was granted an option to purchase 9,000 shares of the Company's common stock. This option was granted under the Company's Incentive Stock Option Plan and is exercisable at $5.625 per share. The option expires in December 2009. Mr. Massad's employment agreement has been amended and provides for a reduced salary and terminates on December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth, as of March 22, 2005 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

     The applicable percentage of ownership is based on 5,739,398 shares outstanding as of March 22, 2005.

                                                                 Number of    Percentage of
                                                                  Shares       Common Stock
Name, Address and Title                                        Beneficially    Beneficially
of Beneficial Owner                                                Owned          Owned
------------------------------------------------------------   ------------   -------------
James E. Henry, Chairman, Chief Executive Officer,
   Treasurer and Director ..................................     1,400,000        24.4%
Irvin F. Witcosky, Chief Operating Officer, President,
   and Director ............................................     1,400,000        24.4%
Brian Reach, Vice Chairman, Secretary and Director (1) .....        86,000         1.5%
Robert Benou, Director (2) .................................         7,000           *
Robert DeLia Sr., Director (3) .............................        39,000           *
Joseph Ritorto, Director (2) ...............................        42,000           *
All executive officers and directors as a group
   (6 persons) (4) .........................................     2,974,000        51.4%
Michael J. Frey (5) ........................................       488,400         8.5%
John D. Brandenborg (5) ....................................       488,400         8.5%
Global Capital Management, Inc. (5) ........................       488,400         8.5%
EBF & Associates, L.P. (6) .................................       344,883         6.0%
Hunter Capital Management, L.P. (6) ........................       344,883         6.0%

*    less than 1%

(1) The amount shown for Mr. Reach includes a currently exercisable option to purchase 36,000 shares of the Company's Common Stock at a price of $7.10 per share.

(2) The amount shown for Messrs. Benou and Ritorto includes currently exercisable options to purchase 5,000 shares and 2,000 shares each at $7.95 and $7.19 per share, respectively of the Company's common stock.

(3) The amount shown for Mr. DeLia Sr. includes a currently exercisable option to purchase 2,000 shares of the Company's Common Stock at a price of $7.19 per share.

(4) The amount shown includes currently exercisable options to purchase 52,000 shares of the Company's common stock.

(5) Based on Schedule 13G filed February 2, 2005, John D. Brandenborg and Michael J. Frey, Chief Executive Officer and Chief Operating Officer, respectively, are Natural Control Persons of Global Capital Management, Inc. The amount shown includes currently exercisable warrants to purchase 100,000 shares of the Company's common stock expiring July 27, 2009. Such warrants are exercisable at $7.60. Messrs. Brandenborg and Frey disclaim beneficial ownership in the shares herein reported except to the extent of their pecuniary interest therein.

(6) Based on Schedule 13G filed February 2, 2005, Global Capital Management, Inc. is the general partner of EBF & Associates, LP. EBF & Associates, LP is the general partner of Hunter Capital Management, LP. The amount shown includes currently exercisable warrants to purchase 100,000 shares of the Company's common stock expiring July 27, 2009. Such warrants are exercisable at $7.60. These entities disclaim beneficial ownership in the shares herein reported except to the extent of their pecuniary interest therein.

Item 12. Certain Relationships and Related Transactions

     A corporation that Robert Benou, a Company director, is an officer was paid consulting fees of $3,000 for services provided during the year ended December 31, 2004.

Item 13. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          See index of exhibits annexed hereto.

     (b)  Report on Form 8-K.

     On February 25, 2005, the Company filed a Report on Form 8-K with respect to an Item 2.02 event to report that the Company issued a press release to announce its financial results for the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

     Audit Fees

     The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audits of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2004 were $60,400 and for the year ended December 31, 2003 were approximately $63,100.

     Audit Related Fees

     The aggregate fees billed for audit related services by the principal accountant for the year ended December 31, 2004 were approximately $14,900 and for the year ended December 31, 2003 were $4,200. Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

     Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2004 was $20,000, and for the year ended December 31, 2003 was $17,000. The services comprising these fees include tax consulting and submitting tax returns.

     All Other Fees

     The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the year ended December 31, 2004 was $800 and for the year ended December 31, 2003 was $2,925.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 as amended, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 24, 2005                     DIVERSIFIED SECURITY SOLUTIONS, INC.


                                         By: /s/ James E. Henry
                                             -----------------------------------
                                             James E. Henry
                                             Chairman, Chief Executive Officer,
                                             Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                         SIGNATURE


Date: March 24, 2005                     /s/ James E. Henry
                                         ---------------------------------------
                                         James E. Henry
                                         Chairman, Chief Executive Officer,
                                         Treasurer and Director


Date: March 24, 2005                     /s/ Irvin F. Witcosky
                                         ---------------------------------------
                                         Irvin F. Witcosky
                                         Chief Operating Officer, President and
                                         Director


Date: March 24, 2005                     /s/ Douglas West
                                         ---------------------------------------
                                         Douglas West
                                         Chief Financial Officer


Date: March 24, 2005                     /s/ Robert S. Benou
                                         ---------------------------------------
                                         Robert S. Benou
                                         Director


Date: March 24, 2005                     /s/ Joseph P. Ritorto
                                         ---------------------------------------
                                         Joseph P. Ritorto
                                         Director


Date: March 24, 2005                     /s/ Brian Reach
                                         ---------------------------------------
                                         Brian Reach
                                         Vice Chairman, Secretary and Director


Date: March 24, 2005                     /s/ Robert DeLia Sr.
                                         ---------------------------------------
                                         Robert DeLia Sr.
                                         Director

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

Report of Independent Registered Public Accounting Firm Report...............F-1

Consolidated Balance Sheet as of December 31, 2004.........................F - 2

Consolidated Statement of Operations for the Years Ended December
   31, 2004 and 2003.......................................................F - 3

Consolidated Statement of Changes in Stockholders' Equity..................F - 4

Consolidated Statement of Cash Flows for the Years Ended December
   31, 2004 and 2003.......................................................F - 5

Notes to Consolidated Financial Statements.........................F - 6 - F -24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Diversified Security Solutions, Inc.

We have audited the accompanying consolidated balance sheet of Diversified Security Solutions, Inc. as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Security Solutions, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the years in the two-year period then ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

s/s DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
February 21, 2005

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $ 3,154,972
   Accounts receivable-net of allowance for doubtful accounts- $357,500                9,035,460
   Inventory                                                                             874,575
   Costs in excess of billings and estimated profits                                   2,584,922
   Deferred tax asset                                                                  1,011,263
   Prepaid expenses and income tax receivable                                            470,397
   Other assets                                                                           47,830
                                                                                     -----------
      Total current assets                                                            17,179,419

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $1,383,703                 1,301,428
GOODWILL                                                                               2,134,344
INTANGIBLE ASSETS - net of accumulated amortization of $310,491                       1,191,852
DEFERRED TAX ASSET                                                                       742,070
OTHER ASSETS                                                                             539,307
                                                                                     -----------
   TOTAL ASSETS                                                                      $23,088,419
                                                                                     ===========

                        LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                  $ 3,337,310
   Accrued taxes and expenses                                                          1,833,934
   Billings in excess of costs and estimated profits                                   1,351,298
   Deferred income                                                                        42,494
   Current portion of long term debt                                                   1,394,809
   Deferred tax liability                                                                 32,398
                                                                                     -----------
      Total current liabilities                                                        7,992,243

LONG-TERM DEBT, LESS CURRENT PORTION                                                     168,989
DEFERRED TAX LIABILITY                                                                   188,163
                                                                                     -----------
   TOTAL LIABILITIES                                                                   8,349,395
                                                                                     -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued            --
   Common stock, $.01 par value; 10,000,000 shares authorized;
   5,739,398 shares issued and outstanding                                                57,394
   Additional paid in capital                                                         16,602,366
   Deferred compensation                                                                (178,942)
   Accumulated deficit                                                                (1,741,794)
                                                                                     -----------
   TOTAL EQUITY                                                                       14,739,024
                                                                                     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $23,088,419
                                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the twelve months
                                                            ended
                                                        December 31,
                                                 --------------------------
                                                     2004          2003
                                                                (Restated)
                                                 -----------   ------------
Revenue                                          $29,725,718   $ 18,261,065
Cost of revenue                                   22,305,632     14,908,700
                                                 -----------   ------------
   Gross profit                                    7,420,086      3,352,365
                                                 -----------   ------------

Operating Expenses:
Selling general & administrative expenses          7,020,885      8,339,337
                                                 -----------   ------------
Operating profit (loss)                              399,201     (4,986,972)
                                                 -----------   ------------

Interest Income                                       12,624         10,326
Interest Expense                                     (94,039)      (106,464)
                                                 -----------   ------------
Net income (loss) before tax expense (benefit)       317,786     (5,083,110)

Tax expense (benefit)                                273,765     (2,126,008)
                                                 -----------   ------------
Net income (loss) after taxes                    $    44,021   ($ 2,957,102)
                                                 ===========   ============

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Basic Profit (Loss) Per Common Share             $      0.01   ($      0.58)
                                                 ===========   ============
Weighted Average Common Shares                     5,411,964      5,121,877
                                                 ===========   ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Diluted Profit (Loss) Per Common Share:          $      0.01   ($      0.58)
                                                 ===========   ============
Weighted Average Diluted Common Shares             5,411,964      5,121,877
                                                 ===========   ============

   The accompanying notes are an integral part of these financials statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Common Stock
                                             par value $.01
                                         10,000,000 Authorized     Treasury Stock
                                         ---------------------   ------------------
                                            Shares     Amount     Shares    Amount
                                          ---------   -------    -------   --------
Balance at December 31, 2002              5,138,357   $51,384

Shares issued in connection with
the acquisition of National Safe, Inc.       10,524       105

Shares received in connection with
a loan default                                                    70,891   (500,000)

Employee stock grants                        52,550       526

Net loss for the year 2003
                                          ---------   -------    -------   --------
Balance at December 31, 2003              5,201,431    52,015     70,891   (500,000)
                                          ---------   -------    -------   --------
Shares issued in connection with
   the acquisition of Airorlite
   Communications, Inc.                      37,000       370

Shares issued in July 2004 net
   of expenses                              553,333     5,533

Employee stock options exercised             18,525       185

Value of stock option grants

Amortization of value assigned to
   stock option grants

Treasury shares cancelled                   (70,891)     (709)   (70,891)   500,000

Net Income for 2004
                                          ---------   -------    -------   --------
Balance at December 31, 2004              5,739,398   $57,394         --         --
                                          =========   =======    =======   ========

                                          Additional    Deferred
                                           Paid-in       Comp-       Retained
                                           Capital      ensation     Earnings       Total
                                         -----------   ---------   -----------   -----------
Balance at December 31, 2002             $13,150,681                $1,171,289   $14,373,354

Shares issued in connection with
the acquisition of National Safe, Inc.        68,504                                  68,609

Shares received in connection with
a loan default                                                                      (500,000)

Employee stock grants                        293,754                                 294,280

Net loss for the year 2003                                          (2,957,104)   (2,957,104)
                                         -----------   ---------   -----------   -----------
Balance at December 31, 2003              13,512,939          --    (1,785,815)   11,279,139
                                         -----------   ---------   -----------   -----------
Shares issued in connection with
   the acquisition of Airorlite
   Communications, Inc.                      266,030                                 266,400

Shares issued in July 2004 net
   of expenses                             2,952,524                               2,958,057

Employee stock options exercised             123,108                                 123,293

Value of stock option grants                 247,056    (247,056)                         --

Amortization of value assigned to
   stock option grants                                    68,114                      68,114

Treasury shares cancelled                   (499,291)                                     --

Net Income for 2004                                                     44,021        44,021
                                         -----------   ---------   -----------   -----------
Balance at December 31, 2004             $16,602,366   $(178,942)  $(1,741,794)  $14,739,024
                                         ===========   =========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the twelve months
                                                                            ended
                                                                         December 31,
                                                                  -------------------------
                                                                      2004          2003
                                                                  -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                              $    44,021   ($2,957,102)
   Adjustments to reconcile net income (loss) from operations to net cash provide by (used in) operating activities:
      Depreciation and amortization                                   490,856       522,186
      Bad debt expense                                                203,324        35,000
      Impairment Charges                                               77,000       221,621
      Stock option expense                                             68,114       294,280
      Deferred income taxes                                           471,228    (2,122,000)
      Gain on sale of equipment                                            --        (2,571)
      Changes in operating assets and liabilities:
         Accounts receivable                                       (2,525,791)     (357,679)
         Inventories                                                  214,664     1,332,144
         Costs in excess of billings and estimated profits         (1,819,017)      (55,580)
         Other assets                                                  69,168        43,103
         Prepaid Expenses and income tax receivable                  (284,770)     (185,627)
         Accounts payable                                           1,121,607       652,397
         Accrued expenses                                             839,245      (222,375)
         Billings in excess of cost and estimated profits             873,783       353,645
         Deferred income                                             (112,783)      155,277
                                                                  -----------   -----------
            Net cash used in operating activities                    (269,351)   (2,293,281)
                                                                  -----------   -----------
Cash flows from investing activities:
   Purchase of business, net of cash acquired                        (166,875)           --
   Purchase of property and equipment                                (236,295)     (273,585)
   Proceeds from revenue of property and equipment                         --        11,470
   Increase in Goodwill                                                    --       (71,728)
                                                                  -----------   -----------
      Cash proceeds from (used for) investing activities             (403,170)     (333,843)
                                                                  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock - net of fees             3,081,350            --
   Net (payments) and proceeds from revolving bank lines             (600,000)      150,000
   Payments of bank loans                                            (305,215)     (161,791)
   Net (payments) and proceeds of other debt                         (149,699)       97,997
   Capitalized lease payments                                         (26,359)       (3,937)
   Payment of loan payable to owner of acquired company              (100,000)           --
                                                                  -----------   -----------
      Cash (used) and proceeds in financing activities              1,900,077        82,269
                                                                  -----------   -----------
   Increase (decrease) in cash and cash equivalents                 1,227,556    (2,544,855)
   Cash and cash equivalents - beginning of period                  1,927,416     4,472,271
                                                                  -----------   -----------
   Cash and cash equivalents - end of period                      $ 3,154,972   $ 1,927,416
                                                                  ===========   ===========
Supplemental disclosure of cash flow information:
Amount paid for the period for:
   Interest                                                       $    94,039   $   106,693
   Taxes                                                          $     9,334   $   178,304
Non-cash investing and financing activities:
   Equipment financed                                             $   258,841   $    56,120
   Issuance of stock to acquire businesses                        $   266,400   $    68,309
   Receipt of 70,891 shares of stock from the default on a loan            --   $   500,000
   Value of stock options issued to employees                     $   247,056            --

   The accompanying notes are an integral part of these financial statements.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

NATURE OF OPERATIONS

     Diversified Security Solutions, Inc., (the "Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenues. In April 2004, the Company completed its acquisition of Airorlite Communications, Inc. ("Airorlite"). Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. There has been a shift in revenues by geographic region and the table below shows the revenues percentages by geographic location for the years ended December 31, 2004 and 2003:

                       December 31,
                       ------------
                        2004   2003
                        ----   ----
New Jersey/ New York     35%    54%
California               33     26
Texas                    13     12
Arizona                   7      5
                        ---    ---
Total integration        88     97
Specialty Products       12      3
                        ---    ---
   Total revenues       100%   100%
                        ===    ===

     The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near the Dallas-Fort Worth Airport, Phoenix Arizona Airport, two facilities in the New York City metro area (Saddle Brook, New Jersey), and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured its operations and began purchasing products from a third party vendor. Viscom will continue to sell product and maintain system installations.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Income Recognition - Revenue from system installations are generally recognized on the completed-contract method, in which revenues are recognized when the contract is substantially complete. The completed-contract method applies to those contracts completed within a period of time, generally, less then two months. Contracts that are expected to be longer than two months are accounted for on the percentage of completion method.

     The percentage of completion method recognizes revenues earned based on the percentage of contract costs incurred to total estimated contract costs. The excess of costs and estimated earnings over billings and excess of accumulated billings over costs are not presented in periods in which management has determined that the amounts are not material. Provision for estimated earnings and losses, if any, on uncompleted contracts are made in periods in which such losses are determined. In general, we determine a contract to be substantially completion after:

     1. The scope of work is completed which includes installing the equipment as required in the contract.

     2.   System is functional and has been tested.

     3.   Training has been provided.

     On larger projects (generally those in excess of $50,000) a substantial completion document is issued and final submittals are provided after the above is completed. Each month, the Chief Financial Officer meets with Operational Management to discuss the status of all open projects and review the project's financial results. Based upon these discussions, a formal decision is made to close the project for financial reporting purposes once a project is determined to be substantially complete. The majority of the Company's contracts are completed within a year.

     Service contracts, which are generally separate and distinct legal agreements from project contracts, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenues from service contracts are recognized monthly. In 2004, the company did not bundle any significant service contracts with our systems installation work.

     The Emergency Preparedness Planning Programs division provides emergency planning services to commercial real estate owners and managers. In general, project labor is the predominant cost associated with the completion of these projects. The company utilizes labor as the output measure in order to recognize revenue and believes this to be an accurate matching of costs and revenue.

     Revenue from product sales (primarily specialty products) are recognized when title and risk of loss passes to the customer.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

     Property and Equipment - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of related lease terms or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.

     Intangible Assets - The Company's intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired.

     Effective January 1, 2002, the company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets". In accordance with that statement goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of five to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset's remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis. The company recorded an impairment charge of approximately $77,000 and $21,000 for the write down of customer lists and service contract rights for the years ended December 31, 2004 and December 31, 2003, respectively. In addition, the Company recorded an impairment charge of approximately $65,000 for the write-down of a trade name for the year ended December 31, 2003.

     Goodwill - The Company's goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill will. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the Company's reporting unit by analyzing geographic region as management evaluates the Company's performance in this manner. We identified four separate and distinct operating units for the testing requirements of SFAS
142. We evaluated each reporting unit for impairment. In 2004 and 2003, no charges to operations resulted from the required goodwill impairment evaluations.

     Computer Software Product Cost - The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS 86") under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.

     Technological feasibility is established upon completion of a working model. All costs incurred prior to demonstrating technical feasibility have been charged to cost of revenues. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. To date, costs incurred subsequent to the establishment of technological feasibility were approximately $694,000 as of December 31, 2003.

     These costs were amortized over the estimated product life using the straight-line method up to a maximum of five years. Management decided to outsource the manufacturing operations for Viscom during the third quarter of 2003. Accordingly, in addition to regular amortization expense of approximately $79,000 for the year ended December 31, 2003, the Company expensed approximately $136,000 of the unamortized value of computer software development costs for the year ending December 31, 2003 to operations. The company did not incur any capitalized software product costs in 2004.

     Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 2004, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

credit risk beyond the normal credit risk associated with commercial banking relationships.

     Credit risk is generally diversified due to the large number of customers that make up the Company's customer base and their geographic dispersion resulting from three acquisitions in 2002. The Company performs ongoing credit evaluation of its customers. In 2004, there were no revenues to a single customer in excess of 10% of the Company's total revenues. Revenues to local government agencies were 20% and 21% of total revenues for the years ended December 31, 2004 and 2003, respectively.

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

     Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2004.

     Advertising Costs - The Company expenses advertising cost when the advertisement occurs. Total advertising expenses amounted to approximately $44,466 and $39,000 for the years ended December 31, 2004 and 2003, respectively.

     Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. In 2004, the company charged $68,114 to operations for the fair value of those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. Refer to footnote 8 to the financial statement illustrating the effect on the earnings (loss). The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

     Research and Development Costs - Costs of research and development for new products are charged to operations as incurred. The Company charged approximately $35,000 for the year ended December 31, 2003. No amounts were incurred for research and development in 2004.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     Warranty - The Company offers warranties on all products, including parts and labor that ranges from one (1) to four (4) years, depending upon the product. For products made by others, the Company passes along the manufacturer's warranty to the end user. The Company charges operations with warranty expenses as incurred. For the years ended December 31, 2004 and 2003, warranty expense was approximately $152,500 and $401,000, respectively.

     Net Income (Loss) Per Share - The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

     Segment Information - FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("Statement 131"), that establishes standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company has identified two operating segments in which it operates (integration and specialty products). The Company provides integration - the installation services for companies in need of closed circuit TV and access control systems (and associated maintenance and service of these systems) that are located throughout the United States: the specialty products and services segment is comprised of Viscom Products, Airorlite Communications and the Emergency Preparedness Planning Programs division. This division accounted for 1.4% and 1.5% of the Company's consolidated revenue for the period ended December 31, 2004 and December 31, 2003, respectively. The Company has consolidated this division with the specialty products and services segment due to quantitative threshold. The operating segments (see Note 14) are segments for which separate financial information is available and for which the operations are regularly evaluated by the Company's senior management in assessing performance and in deciding how to allocate resources.

     Recently Issued Accounting Standards - In November 2004, the FASB issued Statement No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 (FAS
151), which is effective beginning January 1, 2006. FAS 151requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material to be recognized as current period charges. The Statement also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. The effect of this Statement on the Company's financial position or results of operations has not yet been determined.

     In December 2004, the FASB issued Statement No. 123R, Share-Based Payment (FAS 123R), which is effective beginning July 1, 2005. FAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No. 123, Accounting for Stock-Based Compensation. The effect of this Statement on the Company's financial position or results of operations has not yet been determined. As a result, pro forma

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

compensation expense, as reflected in Note 8, may not be indicative of future expense to be recognized under FAS123R.

     Certain amounts in the financial statements for the year ended December 31, 2003 have been reclassified to conform with the current year presentation.

2.   INVENTORIES

     Inventories consist of the following at December 31, 2004:

                    2004
                  --------
Component parts   $ 50,000
Finished goods     824,575
                  --------
                  $874,575
                  ========

3.   PROPERTIES AND EQUIPMENT

     Property and equipment consisted of the following at December 31, 2004:

                                    2004
                                -----------
Office equipment                $   227,951
Demo and testing equipment           86,477
Automotive equipment              1,287,297
Computer equipment                  853,759
Machinery and equipment             174,021
Leasehold improvements               55,626
                                -----------
                                  2,685,131
Less accumulated depreciation    (1,383,703)
                                -----------
                                $ 1,301,428
                                ===========

     Depreciation expense was approximately $340,268 and $327,207 for the years ended December 31, 2004 and December 31, 2003, respectively. In 2004, the company wrote-off approximately $286,000 of fully depreciated assets.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

4.   INTANGIBLE ASSETS

     Intangible assets consisted of the following:

                                    Acquired                Covenant      Total
                                    Customer    Service      Not to    Amortizable     Trade       Total
                                      List       Rights     Compete    Intangibles     Name     Intangibles
                                    --------   ---------   ---------   -----------   --------   -----------
Gross carrying value:
   December 31, 2003                $464,201   $ 485,101   $ 258,773   $1,208,075    $275,114   $1,483,189
Additions                                         46,960      29,000       75,960      40,000      115,960
Impairment charge                                (37,953)    (58,853)     (96,806)                 (96,806)
                                    --------   ---------   ---------   ----------    --------   ----------
   December 31, 2004                 464,201     494,108     228,920    1,187,229     315,114    1,502,343
                                    --------   ---------   ---------   ----------    --------   ----------

Accumulated amortization:
   December 31, 2003                 (49,945)    (49,845)    (79,919)    (179,709)                (179,709)
Amortization                         (30,943)    (60,640)    (59,005)    (150,588)                (150,588)
Impairment charge                      9,848       9,958                   19,806                   19,806
                                    --------   ---------   ---------   ----------               ----------
   December 31, 2004                 (71,040)   (100,527)   (138,924)    (310,491)                (310,491)
                                    --------   ---------   ---------   ----------               ----------

December 31, 2004
   Net Carrying Value               $393,161   $ 393,581   $  89,996   $  876,738    $315,114   $1,191,852
                                    ========   =========   =========   ===========   ========   ===========
   Weighted average life in years         11           6           3            6

Amortization expense was $150,588 and $116,454 for the years ended December 31, 2004 and December 31, 2003, respectively.

Future amortization expense for the next five years is as follows:

December 31,
------------
2005           $141,000

2006            127,000

2007             89,000

2008             63,000

2009             63,000

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

5.   GOODWILL

     Goodwill, as of December 31, 2004, consisted of the following:

National Safe of California            $1,267,580
Photo Scan Systems                        346,000
Henry Bros. Electronics (Arizona)         317,000
                                       ----------
                                        1,930,694
Airorlite Communications acquisition      203,650
                                       ----------
                                       $2,134,344
                                       ==========

6.   LONG-TERM DEBT

     A subsidiary of the Company has a revolving loan facility with Hudson United Bank (the "bank") whereby the subsidiary may borrow up to $3,500,000 at the bank's prime interest rate through May 1, 2005. In addition, the subsidiary has an equipment line of credit of $500,000 through November 1, 2005, with monthly interest payments at 1/2% above the bank's prime rate. The subsidiary also has a term loan for $500,000 due November 1, 2005, payable in monthly installments of $13,483 plus interest at bank's prime interest rate plus 1/2%.

     As of December 31, 2004 these lines are summarized as follows:

                 Amount of Facility   Balance Due   Unused Line
                 ------------------   -----------   -----------
Revolving line       $3,500,000        $1,170,000    $2,330,000
Equipment line          500,000                --       500,000
Term loan               500,000           148,308            --
                     ----------        ----------    ----------
Total                $4,500,000        $1,318,308    $2,830,000
                     ==========        ==========    ==========

     During 2004, the Company was able to pay $600,000 of the revolving line of credit and pay off the equipment loan of $143,425. The revolving line loan agreement requires the Company to maintain certain loan covenants. In addition, the agreement prohibits selling, assigning, transferring or disposing of any fixed assets without obtaining the bank's consent in writing. The loan is cross-guaranteed by the parent company and the various subsidiary companies. As of December 31, 2004, the Company was in compliance with the various loan covenants. The line of credit will mature in 2005. The Company has begun discussions with Hudson United Bank to renew this line of credit.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

Long-term debt consisted of the following at December 31, 2004:

   Revolving line with interest at bank's prime
      rate. Maturity date of this line is May 1, 2005               $ 1,170,000

   Term loan at 1/2% above bank's prime rate,
      due in monthly installments of $13,483 plus interest
      maturing on November 1, 2005                                      148,308

   Capitalized lease obligations due in monthly installments of
      $5,668, including interest ranging from 4.25% to 5.0%             237,006

   Other miscellaneous debt                                               8,484
                                                                    -----------
                                                                      1,563,798
   Less: current portion                                             (1,394,809)
                                                                    -----------
                                                                    $   168,989
                                                                    ===========


Prime rate as of December 31, 2004 was 5.25%.

The debts mature over the next four years as follows:

Year ending December 31,
------------------------
          2005             $1,394,809
          2006                 63,631
          2007                 63,562
          2008                 41,796

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

7.   INCOME TAXES

     The tax provision (benefit) for income for the years ended December 31, 2004 and 2003 include the following components:

                                                         Years Ended December 31
                                                         -----------------------
                                                           2004         2003
                                                         --------   ------------
Federal
   Current                                               $  5,117   $   (17,722)
   Deferred                                               122,704    (1,803,700)

State
   Current                                                115,268        13,714
   Deferred                                                30,676      (318,300)
                                                         --------   -----------
                                                         $273,765   $(2,126,008)
                                                         ========   ===========

     The components of the deferred tax asset (liability) as of December 31, 2004 are as follows:

Deferred tax asset:
   Allowance for uncollectible accounts                              $  145,145
   Accrued absences                                                     111,843
   Accrued warranty                                                     142,689
   Inventory                                                             10,592
   Stock compensation                                                   119,478
   Intangible assets                                                     37,852
   Net operating loss carryforward                                    1,185,734
                                                                     ----------
Total deferred tax asset                                              1,753,333
                                                                     ----------

Short- term                                                           1,011,263
Long-term                                                               742,070

Deferred tax liability:
   Cash to accrual basis                                                (32,398)
   Intangible assets                                                   (150,634)
   Property and equipment                                               (37,529)
                                                                     ----------
Total deferred tax liability                                           (220,561)
Short- term                                                             (32,398)
                                                                     ----------
Long-term                                                              (188,163)
                                                                     ----------
Net deferred tax asset                                               $1,532,772
                                                                     ==========

     The Company has a Federal net operating loss carryforward of approximately $2,920,528 that expires in 2023.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     The reconciliation of estimated income taxes attributed to operations at the United States statutory tax rate to reported provision for income taxes is as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2004         2003
                                                         --------   -----------
     Provision (benefit) for taxes computed using
        statutory rate                                   $108,048   $(1,728,257)
     State taxes, net of federal tax benefit               69,916      (412,945)
     Permanent differences                                 15,066        15,194
     Revised estimate to deferred tax                      71,401            --
     Additional state income tax from prior year            9,334            --
                                                         --------   -----------
        Provision (benefit) for income taxes             $273,765   $(2,126,008)
                                                         ========   ===========

8.   INCENTIVE STOCK OPTION PLAN

     The Company has a Stock Option Plan (the "1999 Plan"), for the benefit of employees of the Company, under which options to purchase up to a maximum of 500,000 shares of its common stock may be issued.

     The maximum term of any option is ten years, and the option price per share may not be less than the fair market value of the Company's shares at the date the option is granted. However, options granted to persons owning more than 10% of the voting shares will have a term not to exceed five years, and the option price will not be less than 110% of fair market value. Options granted to an optionee will usually vest 33 1/3% annually, beginning on the first anniversary of the option grant, subject to the discretion of the Compensation Committee of the Board of Directors.

     The 1999 Plan will terminate on December 23, 2009 or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first.

     In November 2001, the Company granted 40,000 options with an exercise price of $7.00 per share, to a consultant for services rendered. These options vest ratably over five years and expire in November 2006. The options were not granted as part of the Company's 1999 Plan or 2002 Plan.

     On May 10, 2002, the Board of Directors approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), which the shareholders subsequently approved on October 28, 2002. The 2002 Plan allows the granting of incentive stock options or non-qualified stock options to the Company's employees, directors and consultants, up to a maximum purchase of 230,000 shares of its common stock. All stock options granted under the 2002 Plan will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012, or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

will remain outstanding until it expires or is exercised in full, which ever occurs first. The exercise price of the stock option will be at fair market value. Vesting is at the discretion of the Compensation Committee. The 2002 Plan allows for immediate vesting if there is a change of control. As of December 31, 2004, a total of 401,900 options are available for future grant under both the 1999 Plan and the 2002 Plan.

     A summary of stock option activity under the 1999 Plan and the 2002 Plan are as follows:

                                                                        Shares
                                         Shares        Weighted       subject to
                                       subject to       average      exercisable
                                         options    exercise price     options
                                       ----------   --------------   -----------
December 31, 2002                       305,400                        129,733

Options granted                              --
Options exercised                            --
Options terminated                      (82,200)
                                        -------
December 31, 2003                       223,200          $6.51         147,924
                                        =======

Options granted                         136,000          $7.12
Options exercised                       (18,525)         $6.66
Options terminated                      (31,100)         $6.91
                                        -------
December 31, 2004                       309,575          $6.79         192,457
                                        =======

     The following tables summarize information about stock options outstanding under the 1999 Plan and 2002 Plan as of December 31, 2004:

                            Options Outstanding              Options Exercisable
                  --------------------------------------   ----------------------
                                   Weighted
                                    Average     Weighted      Number     Weighted
                     Number        Remaining     Average   Exercisable    Average
    Range of       Outstanding    Contractual   Exercise        At       Exercise
Exercise Prices   At Dec. 2004   Life (Years)     Price     Dec. 2004      Price
---------------   ------------   ------------   --------   -----------   --------
  $5.625-$7.95       309,575         7.40         $6.79      192,457       $6.62

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)


Based upon the fair method value to measure compensation expense, the pro forma expense for December 31, 2004 and 2003 is as follows:

                                                           2004         2003
                                                         --------   -----------
Net Profit (Loss) per Financial Statements               $ 44,021   ($2,957,102)
                                                         ========   ===========

Stock based-employee compensation
   expense included in reported net loss,
   net of related tax expense                              40,187            --

Total stock-based employee compensation
   expense determined under fair valued based,
   net of related tax effects                             (46,720)      (16,338)
                                                         --------   -----------

Pro Forma Net Profit (Loss)                              $ 37,488   ($2,973,440)
                                                         ========   ===========

Profit (Loss) per share:
   Basis and diluted shares as reported                  $   0.01        ($0.58)
                                                         ========   ===========

   Basis and diluted shares as pro forma                 $   0.01        ($0.58)
                                                         ========   ===========

     Deferred compensation cost is being amortized over a three year vesting period. For pro forma purposes, the fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

                                                                       Options
                                                                     -----------
                                                                     2004   2003
                                                                     ----   ----
Expected Life (years)                                                   3     3
Expected volatility                                                  20.7%  4.9%
Risk-free interest rates                                              3.3%  3.0%

     The weighted average fair value per share of options granted for 2004 was $7.12. There were no options granted during 2003.

9.   STOCKHOLDERS' EQUITY

     Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"), on August 13, 2002, a wholly owned subsidiary of the Company acquired all of the issued and outstanding common stock of National Safe of California, Inc. ("National Safe"). The purchase price of the acquisition was $2,000,000, subject to certain adjustments specified in the Stock Purchase Agreement, which was paid by issuing an aggregate of 283,566 shares of the Company's common stock. The Stock Purchase Agreement provided that in the event that the average closing price of

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

the Company's common stock for the ten trading days immediately prior to August 13, 2003 was less than $7.053 per share, the Company would, within 10 days of the Reference Date, either purchase 212,675 of the Shares of $1,500,000 (subject to certain adjustments detailed in the Stock Purchase Agreement) or pay the seller an amount equal to the difference between (i) $1,500,000 and (ii) 212,675 (subject to certain adjustments detailed in the Stock Purchase Agreement) multiplied by such average closing price. In August 2003, the Company recorded additional goodwill of approximately $ 46,000 for the guarantee of the stock price. The Company issued 10,624 shares of common stock in connection with required adjustments to the purchase price of the acquisition. The value of the shares was approximately $69,000.

     Effective April 1, 2004, ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc ("Airorlite"). Airorlite was purchased for $200,000 cash and 37,000 shares of the Company's common stock, valued at $266,400. ACI Acquisition Corporation was subsequently renamed to Airorlite Communication's Inc. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, regarding transactions not involving a public offering.

     On July 28, 2004, the Company completed a $3,319,998 private placement of its common stock to certain qualified institutional investors. Under the terms of the agreement, the Company sold an aggregate of 553,333 shares of common stock to Lakeshore International, Ltd, Global Bermuda Limited Partnership, Merced Partners Limited Partnership, Tamarack International, Ltd., SRG Capital LLC, TCMP Partners and Bristol Investment Fund, Ltd., each a qualified institutional investor, for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds of the transaction were $2,958,058. The Company intends to use the net proceeds of the private placement for general corporate purposes. The securities issued in the private placement were offered and sold to the investors without registration under the Securities Act of 1933, in reliance upon the exemption provided by Regulation D and Section 4(2) of the Securities Act. Such securities may not be offered or sold in the United States in the absence of an effective registration statement or an exemption from registration requirements under the Securities Act. The Company filed a registration statement with the SEC covering the resale of the shares sold under this private placement and the shares issuable upon the exercise of the warrants on August 29, 2004, which statement was declared effective on September 7, 2004.

     On December 31, 2003, the Board of Directors authorized the issuance of 52,550 shares of restricted stock to employees. These shares were valued at $294,280 and the Company included this expense in the Consolidated Statements of Operations for 2003. On November 5, 2004, the Company's shareholders approved the issuance of these shares. These shares carried a one year restriction and were issued on January 3, 2005.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

     During 2004, several individuals exercised their employee incentive stock options. Through December 31, 2004, options to exercise 18,525 shares of the Company's common stock have been issued.

     Holders of common stock are entitled to one vote for each share held on all matters submitted for a vote of stockholders and do not have cumulative voting rights. Apart from preferences that may be applicable to any shares of preferred stock outstanding at the time, holders of our common stock are entitled to receive dividends ratably, if any, as may be declared from time to time by our board of directors out of funds legally available. Upon the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to receive ratably the net assets available after the payment of all liabilities and liquidation preferences on any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights, and there are no redemption or sinking fund provisions applicable to the common stock.

     Treasury Stock - In connection with the National Safe acquisition (as described above), the Company made a $500,000 non-recourse loan at 6% interest rate per annum, to the seller of National Safe that was collateralized by 70,891 shares of the Company's stock. On September 23, 2003, 70,891 shares of the Company's stock were placed in treasury when the seller defaulted on a note receivable to the Company. The Company cancelled the note and recorded treasury stock at a cost of $500,000 in 2003.

     On November 5, 2004, a resolution of the Board of Directors determined that the shares held in treasury be restored to the status of authorized but unissued. The company recorded this transaction in 2004.

     Preferred Stock - Our board of directors is authorized, without stockholder approval, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could aversely affect the rights and powers, including voting rights, of the holders of our common stock. At present, we have no plans to issue preferred stock in the foreseeable future.

     Warrants - In connection with the Company's initial public offering in November 2001, the Company's underwriter was granted warrants to purchase up to 150,000 shares of common stock. The warrant exercise price is $11.55 a share and will expire in November 2005. The warrants contain provisions that protect holders against dilution, by adjustment of the exercise price and number of shares issuable upon exercise, on the occurrence of specific events such as stock dividends or other changes in the number of shares outstanding, except for shares issued under certain circumstances, including shares issued under the incentive stock option plan or any equity securities for which adequate consideration is received. The holder of the warrant does not possess

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

any rights as a stockholder until and unless the warrant is exercised.

     In connection with the Company's private placement of its common stock to certain qualified institutional investors (as noted above), such investors were issued warrants to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent was issued warrants to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. These warrants will expire January 27, 2010.

     A total of 1,095,141 common shares are reserved for exercise of employee stock options and warrants as of December 31, 2004.

10.  COMMITMENTS

     Leases - The Company leases its office and revenues facilities under operating leases that expire through 2007. Future minimum rental payments, under non-cancelable leases as of December 31, 2004, are as follows:

2005    $384,500
2006     257,000
2007       6,500
        --------
Total   $648,000
        ========

     Rent expense under operating leases were approximately $381,000 and $368,000 for the years ended December 31, 2004 and 2003, respectively.

     Employment Agreements - The Company had entered into employment agreements with two of its officers through 2005. The employment agreements provide for minimum aggregate annual compensation of approximately $359,000 for 2004, plus unspecified annual bonuses and 10% raises through 2005. Also, there is a one-year non-competition covenant that commences after termination of employment in certain contracts. In December 2003, both officers agreed to waive their salaries by 20% to approximately $261,000 until the Company becomes profitable. In 2004, the Company returned to profitability. However, these officers did not restore their salaries to the former levels.

11.  EMPLOYEE BENEFIT PLAN

     As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the "401-K Plan"). The Company may match up to three percent of qualifying employees' compensation when contributed to the 401-K Plan. As of September 1, 2003, the Company temporarily stopped matching contributions to the 401-K Plan but may resume discretionary matches in the future. The Company's contributions to the employees' accounts vests equally over three years

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

and the employee contribution to their own account vests immediately. The Company's contribution to the 401-K Plan during 2003 was approximately $68,000. There were no contributions to the 401-K plan during 2004.

12.  RELATED PARTED TRANSACTIONS

     The Company paid consulting fees of approximately of $3,000 and $51,000, for the years ended December 31, 2004 and December 31, 2003, respectively, to a corporation that had one of the Company's directors as an officer.

     The Company paid a former Director consulting fees of $2,400 for the year ended December 31, 2003.

13.  RESTATEMENT

     In conjunction with the Company's decision, in the third quarter of 2003, to outsource a product formerly manufactured by Viscom Products, the Company wrote-down inventory of approximately $582,000 and software development cost of approximately $136,000. In 2003, the Company inadvertently reported this as a single line item entitled Restructuring Charge in the Consolidated Statement of Operations. The Company has subsequently reclassified these items in the Consolidated Statements of Operations for 2003 and included these charges in the applicable line item.

14.  SEGMENT DATA

     Selected information by business segment is presented in the following tables for the years December 31, 2004 and 2003, respectively:

                                                Percentage                 Percentage
           Revenue                    2004       of Total        2003       of Total
-------------------------------   -----------   ----------   -----------   ----------
Total Integration                 $26,255,044       88%      $17,645,271       97%

Specialty Products and Services     3,470,374       12%          615,794        3%
                                  -----------      ---       -----------      ---

Total Revenue                     $29,725,418      100%      $18,261,065      100%
                                  ===========      ===       ===========      ===

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)

    Operating Profit (Loss)           2004          2003
-------------------------------   -----------   -----------
Total Integration                 $   630,433   $(2,199,017)

Specialty Products and Services     1,084,167    (1,474,786)

Corporate                          (1,315,399)   (1,313,169)
                                  -----------   -----------
Total Operating Profit (Loss)     $   399,201   $(4,986,972)
                                  ===========   ===========

     Selected balance sheet information by business segment is presented in the following table for the years December 31, 2004:

        Total Assets                  2004
-------------------------------   -----------
Total Integration                 $17,643,412

Specialty Products and Services     2,583,860

Corporate                           2,861,147
                                  -----------
Total Assets                      $23,088,419
                                  ===========

15.  CONTINGENT LIABILITIES

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims is likely to have a material affect on the Company's consolidated financial statements

16.  SUBSEQUENT EVENT

In January 2005, the Company entered into an agreement with Administaff, Inc. to outsource its human resources and payroll functions. With the decision to outsource these functions, the company and its employees receive benefits that are available to larger companies. The Company's employees will enter into a co-employment relationship with Administaff. Administaff will handle the daily management of the human resource and payroll functions, for which they receive an administrative fee. The Company does not anticipate any adverse financial impact due to this change.

                                  EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-KSB:

Exhibit                                                                                 Method
Number     Description of Document                                                    of Filing
--------   -----------------------                                                    ---------
 3.1  --   Certificate of Incorporation of the Company ............................      (1)
 3.2  --   By-laws of the Company .................................................      (1)
 3.3  --   Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on July 5, 2001 .........................................      (2)
 3.4  --   Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on August 28, 2001 ......................................      (2)
 4.1  --   Specimen Common Stock Certificate of the Company .......................      (3)
 4.2  --   Underwriter's Warrant Agreement ........................................      (3)
10.1  --   2002 Stock Option Plan .................................................      (5)
10.2  --   Employment Agreement between the Company and James E. Henry ............      (1)
10.3  --   Employment Agreement between the Company and Irvin F. Witcosky .........      (1)
10.4  --   Employment Agreement between the Company and Louis Massad ..............      (1)
10.5  --   1999 Incentive Stock Option Plan and form of Stock Option Agreement ....      (1)
10.6  --   Amendment to Employment Agreement between the Company and
           Louis Massad............................................................      (2)
10.7  --   Office Lease between the Company and Midland Holding Co., Inc. .........      (4)
10.8  --   Office Lease between the Company and Eagle-DFW, Inc. ...................      (4)
10.9  --   Amendment to Employment Agreement between the Company and James
           E. Henry ...............................................................      (4)
10.10 --   Amendment to Employment Agreement between the Company and Irvin
           F. Witcosky ............................................................      (4)
10.11 --   Agreement between the Company and Administaff, Inc. ....................      (*)
14.1  --   Code of Ethics .........................................................      (6)
21.1  --   List of Subsidiaries ...................................................      (*)
31.1  --   Certification of Chief Executive Officer pursuant to Rule 13a- 14
           (a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002 .............................................      (*)
31.2  --   Certification of Chief Operating Officer pursuant to Rule 13a- 14
           (a) or Rule 15d- 14(a) as adopted pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002 .............................................      (*)
31.3  --   Certification of Chief Financial Officer pursuant to Rule 13a- 4(a)
           or Rule 15d- 14(a) as adopted pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002 ......................................................      (*)
32 --      Section 1350 Compliance ................................................      (*)

1. Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12, 2002(The "Registration Statement").

2. Incorporated by reference to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on September 25, 2001.

3. Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

4. Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

5. Incorporated by reference to the Company's Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 27, 2002.

6. Incorporated by reference to the Company's Annual Report on 10-KSB for the Company for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission on April 1, 2004.

* Filed herewith.