Form 10QSB
period 2005-03-31
DIVERSIFIED SECURITY SOLUTIONS INC
filed 2005-05-16
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

                                    Yes   X                   No

           Number of shares outstanding of the issuer's Common Stock:

        Class:                                 Outstanding as of May 11, 2005

Common stock, $.01 par value                               5,739,398

              Diversified Security Solutions, Inc. and Subsidiaries

                                      INDEX



Part I   Financial Information                                                                   Page

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and
         December 31, 2004                                                                       2

         Consolidated Statements of Operations for the three months ended
         March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)                                3

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2005 (Unaudited) and March 31, 2004 (Unaudited)                               4

         Notes to Financial Statements                                                           5-8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   9-10

Item 3.  Controls and Procedures                                                                 10-11

Part II  Other Information

Item 1.  Legal Proceedings                                                                       11

Item 2.  Change in Securities                                                                    11

Item 3.  Defaults Upon Senior Securities                                                         11

Item 4.  Submission of Matters to a Vote of Security Holders                                     11

Item 5.  Other Information                                                                       11

Item 6.  Exhibits and Reports on Form 8-K                                                        11

SIGNATURES                                                                                       12


Part 1.    Financial Statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               Unaudited
                                                                                                March 31,           December 31,
                                                   ASSETS                                         2005                 2004
                                                                                                  ----                 ----
CURRENT ASSETS
         Cash and cash equivalents                                                                $2,636,208           $3,154,972
         Accounts receivable-net of allowance for doubtful accounts- $426,000 in 2005
         and $357,500 in 2004                                                                      9,422,521            9,035,460
         Inventory                                                                                   923,818              874,575
         Costs in excess of billings and estimated profits                                         3,362,924            2,584,922
         Deferred tax asset                                                                          735,859            1,011,263
         Prepaid expenses and income tax receivable                                                  402,302              470,397
         Other assets                                                                                 60,988               47,830
                                                                                            -----------------     -----------------
              Total current assets                                                                17,544,620           17,179,419

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $1,503,472
         in 2005 and $1,383,703 in 2004                                                            1,238,279            1,301,428
GOODWILL                                                                                           2,134,344            2,134,344
INTANGIBLE ASSETS - net of accumulated amortization of $346,285 in 2005
         and $310,491 in 2004                                                                      1,156,058            1,191,852
DEFERRED TAX ASSET                                                                                 1,007,965              742,070
OTHER ASSETS                                                                                         753,334              539,307
                                                                                            ------------------    -----------------
         TOTAL ASSETS                                                                            $23,834,600          $23,088,419
                                                                                            ==================    =================




                                     LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
         Accounts payable                                                                         $4,111,824           $3,337,310
         Accrued taxes and expenses                                                                1,527,809            1,833,934
         Billings in excess of costs and estimated profits                                         1,545,616            1,351,298
         Deferred income                                                                              42,494               42,494
         Current portion of long term debt                                                         1,345,761            1,394,809
         Deferred tax liability                                                                       24,298               32,398
                                                                                         -------------------   ------------------
              Total current liabilities                                                            8,597,802            7,992,243

LONG-TERM DEBT, LESS CURRENT PORTION                                                                 168,989              168,989
DEFERRED TAX LIABILITY                                                                               230,602              188,163
                                                                                         -------------------   ------------------
         TOTAL LIABILITIES                                                                         8,997,393            8,349,395
                                                                                         -------------------   ------------------

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued              --                   --
         Common stock, $.01 par value; 10,000,000 shares authorized;
         5,739,398 shares issued and outstanding in 2005 and 2004                                     57,394               57,394
         Additional paid in capital                                                               16,906,029           16,602,366
         Deferred compensation                                                                      (446,719)            (178,942)
         Accumulated deficit                                                                      (1,679,497)          (1,741,794)
                                                                                         -------------------   ------------------
         TOTAL EQUITY                                                                             14,837,207           14,739,024
                                                                                         -------------------   ------------------
         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $23,834,600          $23,088,419
                                                                                         -------------------   ------------------




         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited



                                                                         For the three months ended
                                                                                 March 31,
                                                                        2005                   2004
                                                                        ----                   ----
Revenue                                                                 $8,613,074             $5,667,493
Cost of revenue                                                          6,429,293              4,388,786
                                                                   ----------------       ----------------
  Gross profit                                                           2,183,781              1,278,707
                                                                   ----------------       ----------------

Operating Expenses:
Selling general & administrative expenses                                2,050,750              1,426,834
                                                                   ----------------       ----------------
Operating profit (loss)                                                    133,031               (148,127)
                                                                   ----------------       ----------------

Interest income                                                              3,753                  1,525
Interest (expense)                                                         (19,821)               (24,808)
                                                                   ----------------       ----------------
Net income (loss) before tax expense (benefit)                             116,963               (171,410)

Tax expense (benefit)                                                       54,666                (70,278)
                                                                   ----------------       ----------------
Net income (loss) after taxes                                              $62,297              ($101,132)
                                                                   ================       ================


BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic Profit (Loss) Per Common Share                                         $0.01                 ($0.02)
                                                                   ================       ================
Weighted Average Common Shares                                           5,739,398              5,130,540
                                                                   ================       ================

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted Profit (Loss) Per Common Share:                                      $0.01                 ($0.02)
                                                                   ================       ================
Weighted Average Diluted Common Shares                                   5,739,398              5,130,540
                                                                   ================       ================













         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited



                                                                                           For the three months ended
                                                                                                   March 31,
                                                                                           2005                 2004
                                                                                           ----                 ----
Cash flows from operating activities:
      Net income (loss)                                                                      $62,297            ($101,132)
      Adjustments to reconcile net income (loss) to net
           cash provided by (used in) operating activities:
               Depreciation and amortization                                                 155,563              137,404
               Bad debt expense                                                               68,500             --
               Stock option expense                                                           35,886             --
               Deferred income taxes                                                          43,848              (70,278)
               Changes in operating assets and liabilities:
                      Accounts receivable                                                   (455,561)             (81,008)
                      Inventories                                                            (49,243)             (15,957)
                      Costs in excess of billings and estimated profits                     (778,002)             143,606
                      Other assets                                                          (219,720)            (204,031)
                      Prepaid Expenses and income tax receivable                              68,095               (1,302)
                      Accounts payable                                                       774,514              118,020
                      Accrued expenses                                                      (306,126)              82,943
                      Billings in excess of cost and estimated profits                       194,318              544,147
                      Customers deposits                                                      (7,465)              61,849
                      Deferred Income                                                       --                   (155,277)
                                                                                       --------------       --------------
                          Net cash provided by (used in) operating activities               (413,096)             458,984
                                                                                       --------------       --------------
Cash flows from investing activities:
      Purchase of property and equipment                                                     (56,620)             (30,245)
                                                                                       --------------       --------------
                          Net cash used in investing activities                              (56,620)             (30,245)
                                                                                       --------------       --------------
Cash flows from financing activities:
      Payments on revolving bank line                                                       --                   (352,238)
      Payments of bank loans                                                                 (40,477)             (43,031)
      Capitalized lease payments                                                              (8,571)            --
                                                                                       --------------       --------------
                          Net cash used in financing activities                              (49,048)            (395,269)
                                                                                       --------------       --------------
      Increase (decrease)  in cash and cash equivalents                                     (518,764)              33,470
      Cash and cash equivalents - beginning of period                                      3,154,972            1,927,416
                                                                                       --------------       --------------
      Cash and cash equivalents - end of period                                           $2,636,208           $1,960,886
                                                                                       ==============       ==============
Supplemental disclosure of cash flow information: Amount paid for the period for:
      Interest                                                                               $19,821              $24,108
      Taxes                                                                                  $54,666                  --
Non-cash investing and financing activities:
      Value of stock options issued to employees                                            $303,663                  --




         The accompanying notes are an integral part of these statements

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

1.          Basis of Presentation

         Diversified Security Solutions, Inc., the ("Company") and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives most of its sales from project installations and to a smaller extent, maintenance service revenue. In April 2004, the Company completed its acquisition of Airorlite Communications, Inc. ("Airorlite"). Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communications for both fixed and mobile applications. The table below shows the sales percentages by geographic location for the three months ended March 31, 2005 and 2004 as follows:


                                                             Three Months
                                                            Ended March 31,
                                                            ---------------

                                                             2005       2004
                                                             ----       ----

                  New Jersey/ New York                       60%          46%
                  California                                 22           36
                  Texas                                      12           12
                  Arizona                                     5            6
                                                            ----         ----
                  Total integration                          99          100
                  Specialty products and services             1           -
                                                            ----         ----
                  Total revenue                             100%         100%
                                                            ===          ===


         The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near Dallas Fort Worth Airport, Phoenix Arizona Airport, Fullerton, California and three facilities in the New York City metropolitan area (two in Saddle Brook, New Jersey)., During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured it operations to begin outsourcing the manufacturing of it products to a third party. Viscom will continue to sell and maintain product installations.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)


2.          Net Income (Loss) Per Share - The computation of basic earnings
(loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents including stock options and warrants.

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

         Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three months ended March 31 follows:



                                                          2005                 2004
                                                          ----                 ----
Net Income (Loss) as reported                             $62,297               ($101,132)
                                                          =======               =========


Stock based- employee compensation
 expense included in reported net income
 (loss), net of related tax expense                        19,127                  --

Total stock-based employee compensation
 expense determined under fair valued based,
 net of related tax effects                               (20,760)                 (3,419)
                                                          -------                 -------

Pro forma net Income/(Loss)                               $60,664               ($104,551)
                                                          =======               =========

Loss per share:
          Basic and diluted - as reported                   $0.01                  ($0.02)
                                                            =====                 =======

          Basic and diluted - proforma                      $0.01                  ($0.02)
                                                            =====                 =======

              DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)

4.          Related Party Transaction

         A corporation of which a director of the Company was an officer was paid consulting fees and reimbursement of expenses in amount of approximately $5,500 for the three months ended March 31, 2004.

5.          Segment Data

       Selected information by business segment is presented in the following tables for the quarters ended March 31:




                                                   Percentage                                 Percentage
        Revenue                   2005              of Total                2004               of Total
                          --------------------   ----------------   --------------------   -----------------

Total Integration                  $8,428,267                98%             $5,528,165                 98%

Specialty Products
 and Services                         184,807                 2%                139,328                  2%
                          --------------------   ----------------   --------------------   -----------------


Total Revenue                      $8,613,074                100%            $5,667,493                100%
                          ====================   ================   ====================   =================





     Operating Profit (Loss)              2005                  2004
                                   -------------------   -------------------

Total Integration                            $732,945              $127,923

Specialty Products
and Services                                (283,100)              (16,704)

Corporate                                   (316,814)             (259,346)
                                   -------------------   -------------------

Total Operating Profit (Loss)                $133,031            $(148,127)
                                   ===================   ===================




       Selected balance sheet data by business segment is presented at March 31:




         Total Assets                       2005
                                    ---------------------

Total Integration                            $18,390,824

Specialty Products
and Services                                   2,582,629

Corporate                                      2,861,147
                                    ---------------------

Total Assets                                 $23,834,600
                                    =====================

             DIVERSIFIED SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      NOTES TO FINANCIAL STATEMENT (CON'T)



5.          Contingent Liabilities

         From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims are likely to have a material effect on the Company's financial statements.

         Critical Accounting Policies

         Disclosure of the Company's significant accounting policies is included in Note 1 to the consolidated financial statements of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company's financial statement.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Results of Operations

Three Months Ended March 31, 2005 and March 31, 2004

Sales - Sales for the three months ended March 31, 2005 were $8,613,074 representing an increase of $2,945,581 or 52.0 % as compared to $5,667,493 for the three months ended March 31, 2004. This increase was related to the Company's integration business which was partially offset by an $87,000 decrease in the specialty products and services business. Three of the four regions within the integration business experienced double digit revenue growth in the 2005 quarter versus the prior year while the California region revenue declined 4% in the 2005 quarter versus the same quarter in 2004.

Cost of Sales - Cost of sales for the three months ended March 31, 2005 was $6,429,293 as compared to $4,388,786 for the three months ended March 31, 2004. The gross profit margin for the three months ended March 31, 2005 was 25.4 % as compared to 22.6 % for the three months ended March 31, 2004. This improvement was attributed to lower material and direct labor in the 2005 quarter as compared with the same quarter of the prior year.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,050,750 for the three months ended March 31, 2005 as compared to $1,426,834 for the three months ended March 31, 2004. This increase of 43.7% or $623,916 was primarily attributed to the increased costs associated with headcount of approximately $500 thousand related to revenue growth.

Interest Income - Interest income for the three months ended March 31, 2005 was $3,753 as compared to $1,525 for three months ended March 31, 2004. This increase was due to having a higher average cash balance to invest in the 2005 period versus the same period of the 2004.

Interest Expense - Interest expense for the three months ended March 31, 2005 was $19,821 as compared to $24,808 for the three months ended March 31, 2004. The decrease is due to having a lower average debt balance for the three Months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Net Loss - As a result of the factors noted above, for the three months ended March 31, 2005 and 2004, our net income was $62,297 and a net loss of $101,132, respectively. This resulted in basic and diluted net income per share of $0.01 on weighted average common shares outstanding of 5,739,398 for the three months ended March 31, 2005 as compared to basic and diluted loss per share of $0.02 on weighted average common shares outstanding of 5,130,540 for the three- months ended March 31, 2004.

Liquidity and Capital Resources

         As of March 31, 2005, we had cash and cash equivalents $2,636,208. We have a revolving line of credit in the amount of $3,500,000 with Hudson United Bank ("HUB") of which $1,170,000 is outstanding as of March 31, 2005. This revolving line of credit became due on May1, 2005 but has been extended by HUB to July 1, 2005 during which period the Company anticipates completing the negotiation of new line of credit that will meet its needs. The Company also has a term loan with HUB which is being repaid monthly at the rate of $13,483 and matures November 1, 2005. Our working capital was $8,946,818 as of March 31, 2005.

         During the three months ended March 31, 2005, net cash used in operating activities was $413,096. We purchased property and equipment of $56,620. The total debt service payments for the quarter ended March 31, 2005 were $49,048.

         Our capital requirements have grown substantially as a result of the growth of our business. As a result, we sold 553,333 shares of our common stock in July 2004 receiving net proceeds of $3,081,350. We are also in discussions with HUB regarding additional financing commitments that we believe if agreed to by HUB, should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and or debt financing to enable us to grow our operations.


Item 3.     Controls and Procedures


         (a) Evaluation of Disclosure Controls and Procedures

         Pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934 as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures


     (i) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings;


     (ii) are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and


    (iii) include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Security Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Report on Form 8-K

(a)        Exhibits

            Number   Description

            31.1     Rule 13a-14(a) 15d-14(a) Certification of Chief Executive
                     Officer

            31.2     Rule 13a-14(a) 15d-14(a) Certification of Chief Operating
                     Officer

            31.3     Rule 13a-14(a) 15d-14(a) Certification of Chief Financial
                     Officer

            32       Section 1350 Certification


(b)         Reports on Form 8-K


On February 25, 2005, the Company filed an 8-K reporting an Item 2.02 event in a press release dated February 22, 2005, announcing the Company's financial results for the fourth quarter of its 2004 fiscal year and for the full 2004 fiscal year.

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SIGNATURE


Date: May 11, 2005                   /s/ JAMES E. HENRY
                                     ---------------------------------------------------------
                                     James E. Henry
                                     Chairman, Chief Executive Officer, Treasurer and Director


Date: May 11, 2005                   /s/ IRVIN F. WITCOSKY
                                     ---------------------------------------------------------
                                     Irvin F. Witcosky
                                     Chief Operating Officer, President and Director


Date: May 11, 2005                   /s/ PHILIP A. TIMPANARO
                                     ---------------------------------------------------------
                                     Philip A. Timpanaro
                                     Chief Financial Officer
