Form 10QSB
period 2005-06-30
Henry Bros. Electronics, Inc.
filed 2005-08-15
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from __________to__________
                          Commission File No. 05-62411

                          Henry Bros. Electronics, Inc.
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

                      Diversified Security Solutions, Inc.
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X                   No

           Number of shares outstanding of the issuer's Common Stock:

          Class:                             Outstanding as of August 11, 2004,

Common stock, $.01 par value                             5,739,398

                 Henry Bros. Electronics, Inc. and Subsidiaries

                                      INDEX


Part I        Financial Information                                                                            Page

Item 1.       Financial Statements

              Consolidated Balance Sheets as of June 30, 2005 (Unaudited) and
              December 31, 2004 (Audited).........................................................................2

              Consolidated Statements of Operations for the six and three months ended June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited).......................................3

              Consolidated Statements of Cash Flows for the six months ended
              June 30, 2005 (Unaudited) and June 30, 2004 (Unaudited).............................................4

              Notes to Financial Statements.....................................................................5-7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................................................8-10

Item 3.       Controls and Procedures.........................................................................10-11

Part II       Other Information

Item 1.       Legal Proceedings..................................................................................11

Item 2.       Change in Securities...............................................................................11

Item 3.       Defaults Upon Senior Securities....................................................................11

Item 4.       Submission of Matters to a Vote of Security Holders................................................11

Item 5.       Other Information..................................................................................11

Item 6.       Exhibits and Reports on Form 8-K ..................................................................12

SIGNATURES.......................................................................................................13

CERTIFICATIONS................................................................................................14-20

                                       1

Part 1.    Financial Statements

                   HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                                                                            Unaudited             Audited
                                                                                             June 30,          December 31,
                                                ASSETS                                         2005                2004
                                                                                               ----                ----
CURRENT ASSETS
     Cash and cash equivalents                                                               $1,439,737        $3,154,972
     Accounts receivable-net of allowance for doubtful accounts- $488,000 in 2005
     and $357,500 in 2004                                                                    10,814,484         9,035,460
     Inventory                                                                                  956,793           874,575
     Costs in excess of billings and estimated profits                                        2,823,145         2,584,922
     Deferred tax asset                                                                       1,113,357         1,011,263
     Prepaid expenses and income tax receivable                                                 336,843           470,397
     Other assets                                                                                48,068            47,830
                                                                                           -------------    --------------
          Total current assets                                                               17,532,427        17,179,419

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $1,191,551
     in 2005 and $1,383,703 in 2004                                                           1,164,332         1,301,428
GOODWILL                                                                                      2,134,344         2,134,344
INTANGIBLE ASSETS - net of accumulated amortization of $381,271 in 2005
     and $310,491 in 2004                                                                     1,121,072         1,191,852
DEFERRED TAX ASSET                                                                              386,979           742,070
OTHER ASSETS                                                                                    782,111           539,307
                                                                                           -------------    --------------
     TOTAL ASSETS                                                                           $23,121,265       $23,088,419
                                                                                           =============    ==============

                                  LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                                        $3,334,479        $3,337,310
     Accrued taxes and expenses                                                               1,620,528         1,833,934
     Billings in excess of costs and estimated profits                                        1,392,723         1,351,298
     Deferred income                                                                             42,494            42,494
     Current portion of long term debt                                                          188,590         1,394,809
     Deferred tax liability                                                                      16,199            32,398
                                                                                           -------------    --------------
          Total current liabilities                                                           6,697,107         7,992,243

LONG-TERM DEBT, LESS CURRENT PORTION                                                          1,102,699           168,989
DEFERRED TAX LIABILITY                                                                          230,602           188,163
                                                                                           -------------    --------------
     TOTAL LIABILITIES                                                                        8,030,408         8,349,395
                                                                                           -------------    --------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued          --                --
     Common stock, $.01 par value; 10,000,000 shares authorized;
         5,739,398 shares issued and outstanding in 2005 and 2004                                57,394            57,394
     Additional paid in capital                                                              16,906,029        16,602,366
     Deferred compensation                                                                    (396,937)         (178,942)
     Accumulated deficit                                                                    (1,373,535)       (1,741,794)
                                                                                           -------------    --------------
     TOTAL EQUITY                                                                            15,192,951        14,739,024
                                                                                           -------------    --------------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                               $23,121,265       $23,088,419
                                                                                           =============    ==============

         The accompanying notes are an integral part of these statements

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Unaudited

                                                            Six months ended                Three months ended
                                                                 June 30,                         June 30,
                                                          2005            2004             2005           2004
                                                          ----            ----             ----           ----
Revenue                                                 $18,811,900     $12,191,983     $10,198,826     $6,524,490
Cost of revenue                                          13,733,970       9,384,475       7,304,677      4,995,689
                                                        ------------    ------------    ------------    -----------
  Gross profit                                            5,077,930       2,807,508       2,894,149      1,528,801
                                                        ------------    ------------    ------------    -----------

Operating Expenses:
Selling general & administrative expenses                 4,354,545       3,026,223       2,303,795      1,599,389
                                                        ------------    ------------    ------------    -----------
Operating profit (loss)                                     723,385       (218,715)         590,354       (70,588)
                                                        ------------    ------------    ------------    -----------

Interest income                                               9,406           3,404           5,663          1,879
Other Expense                                               (3,780)        --               (3,780)       --
Interest (expense)                                         (40,677)        (49,019)        (20,856)       (24,211)
                                                        ------------    ------------    ------------    -----------
Net income (loss) before tax expense (benefit)              688,334       (264,330)         571,381       (92,920)

Tax expense (benefit)                                       320,075       (108,375)         265,409       (38,097)
                                                        ------------    ------------    ------------    -----------
Net income (loss) after taxes                              $368,259      ($155,955)        $305,972      ($54,823)
                                                        ============    ============    ============    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic Profit (Loss) Per Common Share                          $0.06         ($0.03)           $0.05        ($0.01)
                                                        ============    ============    ============    ===========
Weighted Average Common Shares                            5,739,398       5,143,908       5,739,398      5,157,129
                                                        ============    ============    ============    ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted Profit (Loss) Per Common Share:                       $0.06         ($0.03)           $0.05           ($0.01)
                                                        ============    ============    ============    ==============
Weighted Average Diluted Common Shares                    5,739,398       5,143,908       5,739,398         5,157,129
                                                        ============    ============    ============    ==============

        The accompanying notes are an integral part of these statements.

               HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 Unaudited

                                                                                         For the six months ended
                                                                                        June 30,           June 30,
                                                                                          2005               2004
                                                                                          ----               ----
Cash flows from operating activities:
     Net income (loss)                                                                     $368,259      ($155,955)
     Adjustments to reconcile net income (loss) from operations to net cash provide by (used in) operating activities:
             Depreciation and amortization                                                  321,013         259,672
             Bad debt expense                                                               130,500          90,000
             Stock option expense                                                            85,668          18,707
             Deferred income taxes                                                        (252,997)       (108,375)
             Changes in operating assets and liabilities:
                 Accounts receivable                                                    (1,648,524)       (873,015)
                 Inventories                                                               (82,218)       (125,285)
                 Costs in excess of billings and estimated profits                        (238,223)       (184,332)
                 Other assets                                                             (243,042)       (214,620)
                 Prepaid Expenses and income tax receivable                               (133,554)       (138,807)
                 Accounts payable                                                             2,831         646,494
                 Accrued expenses                                                           213,406          49,362
                 Billings in excess of cost and estimated profits                            41,425         902,980
                 Customers deposits                                                          15,860          53,438
                 Deferred Income                                                             26,239         (3,712)
                                                                                        ------------    ------------
                     Net cash (used in) from operating activities                       (1,393,357)         216,552
                                                                                        ------------    ------------
Cash flows from investing activities:
     Purchase of business, net of cash acquired                                            --             (166,875)
     Purchase of property and equipment                                                    (55,056)        (49,053)
                                                                                        ------------    ------------
         Cash proceeds from (used for) investing activities                                (55,056)       (215,928)
                                                                                        ------------    ------------
Cash flows from financing activities:
     Net (payments) proceeds from revolving bank lines                                    (149,473)        --
     Proceeds from issuance of common stock - net of fees                                  --                63,799
     Payments of other bank debt                                                           (80,895)       (320,148)
     Capitalized lease payments                                                            (36,454)        --
     Payment of loan payable to owner of acquired company                                  --             (100,000)
                                                                                        ------------    ------------
         Cash (used) and proceeds in financing activities                                 (266,822)       (356,349)
                                                                                        ------------    ------------
     Increase (decrease)  in cash and cash equivalents                                  (1,715,235)       (355,725)
     Cash and cash equivalents - beginning of period                                      3,154,972       1,927,416
                                                                                        ------------    ------------
     Cash and cash equivalents - end of period                                           $1,439,737      $1,571,691
                                                                                        ============    ============
Supplemental disclosure of cash flow information:
Amount paid for the period for:
     Interest                                                                               $40,677         $49,562
     Taxes                                                                                 $320,075          $1,600
Non-cash investing and financing activities:
     Equipment financed                                                                      --            $127,371
     Issuance of stock to acquire businesses                                                 --            $266,400
     Value of stock options issued to employees                                            $303,663        $219,898

    The accompanying notes are an integral part of the financial statements

1.       Basis of Presentation

         Henry Bros. Electronics, Inc., the ("Company") (formally Diversified Security Solutions, Inc.) and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, maintenance service revenue. In April of 2004, the Company completed its acquisition of Airorlite Communication's, Inc. ("Airorlite"). Airorlite specializes in the design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. The table below shows the sales percentages by geographic location for the six months ended June 30, 2005 and 2004 as follows:

                                                 Six Months
                                                Ended June 30,
                                                --------------
                                              2005          2004
                                              ----          ----
          New Jersey/ New York                  59%          38%
          California                            24           35
          Texas                                  9           14
          Arizona                                5            7
                                              ----          ----
              Total integration                 97           94
          Specialty products and services        3            6
                                              ----          ----
              Total                           100%          100%
                                              ====          ====

         The Company's headquarters are located in Saddle Brook, New Jersey. Sales and service facilities are located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, three facilities in the New York City metropolitan area ( two in Saddle Brook, New Jersey), and Fullerton, California. During the third quarter of 2003, the Company's subsidiary, Viscom Products ("Viscom"), restructured it operations to begin outsourcing the manufacturing of it products to a third party. Viscom will continue to sell product and support existing warranties.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

2.       Net Income (Loss) Per Share

         The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3.       Stock Based Compensation

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation- Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the six months ended June 30, 2005, the Company charged $18,707 of options granted subsequent to January 1, 2003 against 2005 earnings. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

         Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three and six months ended June 30, 2005 and 2004 is as follows:

                                                           For The Six                      For The Three
                                                       Months Ended June 30              Months Ended June 30
                                                     2005               2004            2005             2004
                                                     ----               ----            ----             ----
Net Income (Loss) as reported                      $368,259           ($155,955)      $305,972         ($54,823)
                                                   =========          ==========      =========        =========


Stock based- employee compensation
 expense included in reported net income
 (loss), net of related tax expense                   45,832               7,670         21,655            7,670

Total stock-based employee compensation
 expense determined under fair valued based,
 net of related tax effects                         (49,099)            (11,216)       (23,288)          (7,797)
                                                    --------            --------       --------          -------

Pro forma net Income/(Loss)                        $364,993           ($159,501)      $304,339         ($54,950)
                                                   =========          ==========      =========        =========

Earnings/(Loss) per share:

          Basic and diluted - as reported             $0.06              ($0.03)         $0.05           ($0.01)
                                                      ======             =======         ======          =======

          Basic and diluted - proforma                $0.06              ($0.03)         $0.05           ($0.01)
                                                      ======             =======         ======          =======

4.       Segment Data

         Selected information by business segment is presented in the following tables:

                                                Six months ended                     Three months ended
                                                    June 30,                              June 30,
             Revenue                          2005               2004               2005                 2004
             -------                          ----               ----               ----                 ----
Integration                               $18,056,387         $11,465,377        $ 9,629,729          $5,797,884
Specialty Products and Services               755,513             726,606            569,097             726,606
                                          -----------         -----------        -----------          ----------
    Total                                 $18,811,900         $12,191,983        $10,198,826          $6,524,490
                                          ===========         ===========        ===========          ==========



                                                Six months ended                     Three months ended
                                                    June 30,                              June 30,
     Operating Profit (Loss)                  2005               2004               2004                 2004
     -----------------------                  ----               ----               ----                 ----
Integration                               $ 1,811,745         $   290,105        $ 1,009,379             ($2,808)
Specialty Products and Services              (322,362)            112,487             40,217             254,220
Corporate                                    (765,998)           (621,307)          (459,242)           (322,000)
                                          -----------         -----------        -----------          ----------
    Total                                 $   723,385           ($218,715)       $   590,354            ($70,588)
                                          ===========         ===========        ===========          ==========


                                                                June 30,
                Total Assets                              2005                2004
                ------------                              ----                ----
Integration                                            $17,778,352         $17,643,412
Specialty Products and Services                          2,583,860           2,583,860
Corporate                                                2,861,147           2,861,147
                                                      ------------         -----------
   Total                                              $ 23,223,359         $23,088,419
                                                      ============         ===========

5.       Subsequent Event

         On August 3, 2005 the Company obtained shareholder approval and file an amendment to its Certificate of Incorporation changing its name from Diversified Security Solutions, Inc. to Henry Bros. Electronics, Inc.

6.       Contingent Liabilities

         From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims is likely to have a material affect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Six Months Ended June 30, 2005 and June 30, 2004

         Sales - Sales for the six months ended June 30, 2005 were $18,811,900 representing an increase of $6,619,917 or 54% as compared to $12,191,983 for the six months ended June 30, 2004. This increase is principally related to the Integration business. Each of the Company's four regions experienced significant sales growth during the six months ended June 30, 2005 as compared to the June 30, 2004 period. The Company backlog as of June 30, 2005 is $16,975,381.

         Cost of Sales - Cost of sales for the six months ended June 30, 2005 was $13,733,970 as compared to $9,384,475 for the six months ended June 30, 2004. The gross profit margin for the six months ended June 30, 2005 was 27.0% as compared to 23.0% for the six months ended June 30, 2004. The improved gross profit percentage is due in part to lower material and contract labor costs as a percentage of sales in the 2005 period versus the 2004 period.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $4,354,545 for the six months ended June 30, 2005 as compared to $3,026,223 for the six months ended June 30, 2004. This increase of 43.9% or $1,328,322 was primarily attributed to increased cost associated with headcount of approximately $1,199,000 related to revenue growth.

         Interest Income - Interest income for the six months ended June 30, 2005 was $9,406 as compared to $3,404 for six months ended June 30, 2004.

         Interest Expense - Interest expense for the six months ended June 30, 2005 was $40,677 as compared to $49,019 for the six months ended June 30, 2004. The decrease of $8,342 is due to having a lower average debt balance for the six months ended June 30, 2005 of $1,520,513 versus $2,076,333 for the three months ended June 30, 2004.

         Three Months Ended June 30, 2005 and June 30, 2004

          Sales - Sales for the three months ended June 30, 2005 were $10,198,826 representing an increase of $3,674,336 or 56.3% as compared to $6,524,490 for the three months ended June 30, 2004. The New Jersey region was the primary contributor to the sales growth of the company during the three months ended June 30, 2005 as compared to the June 30, 2004 period as the region benefited from a strong demand for its services in the public transportation market.

          Cost of Sales - Cost of sales for the three months ended June 30, 2005 was $7,304,677 as compared to $4,995,689 for the three months ended June 30, 2004. The gross profit margin for the three months ended June 30, 2005 was 28.4% as compared to 23.4% for the three months ended June 30, 2004. We attribute this 5.0% increase in the gross profit margin to improved cost control in all of the Company`s regions.

         Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,303,795 for the three months ended June 30, 2005 as compared to $1,599,389 for the three months ended June 30, 2004. This increase of 44.0% or $704,406 was due to hiring additional employees.

         Interest Income - Interest income for the three months ended June 30, 2005 was $5,663 as compared to $1,879 for three months ended June 30, 2004. This was an increase of $3,784.

         Interest Expense - Interest expense for the three months ended June 30, 2005 was $20,856 as compared to $24,211 for the three months ended June 30, 2004. The average debt balance for the three months ended June 30, 2005 was $1,391,328 as compared to $2,192,489 for the three months ended June 30, 2004.

         Liquidity and Capital Resources - As of June 30, 2005, we had cash and cash equivalents of $1,439,737. On June 30, 2005, Diversified Security Solutions Inc. (the "Company") entered into a loan agreement (the "Loan Agreement") with Hudson United Bank ("Hudson") pursuant to which Hudson extended a four million dollar two-year credit facility (the "Revolving Loan"), to the Company and refinanced one million dollars of existing debt into a five year term loan (the "Term Loan").

         The Revolving Loan

         Pursuant to the Loan Agreement, and so long as no Default or Event of Default exists, the Company can request advances under the Revolving Loan. Beginning on August 1, 2005, and continuing every month thereafter until the termination date of the Revolving Loan, provided that no event of default has occurred, the Company shall pay all accrued but unpaid interest only at an interest rate equal to the floating commercial loan rate of Hudson announced by it from time to time at its prime rate. The entire accrued and unpaid interest thereon and all fees and other amounts payable under the loan agreement and loan documents with Hudson shall be due and payable in full on May 1, 2007 unless it is terminated sooner as a result of an event of default.

         The proceeds of advances under the Revolving Loan shall be used by the Company for working capital and acquisition financing.

         The Term Loan

         Beginning on July 30, 2005 and continuing every month thereafter, the Company shall repay the Term Loan in sixty equal consecutive monthly installments of principal and interest of $19,729.65 until June 30, 2010 unless it is terminated sooner as a result of an event of default at which time the entire unpaid principal balance of the Term Loan together with all accrued but unpaid interest shall be immediately due and payable. The Term Loan Interest Rate is 6.75%.

         The proceeds of advances under the Term Loan were used by the Company solely to refinance existing indebtedness to Hudson.

         During the six months ended June 30, 2005, net cash used in operating activities was $1,482,942 due in large part to the increase in our accounts receivable resulting from our growth in sales. We purchased property and equipment of $55,056 and reduced out debt by $272,501. Our working capital requirements have grown and as a result, our cash and cash equivalents have significantly decreased over the last few years.

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

         Number   Description


         31.1  Rule 13a-14(a) 15d-14(a) Certification of Chief Executive Officer

         31.2  Rule 13a-14(a) 15d-14(a) Certification of Chief Operating Officer

         31.3  Rule 13a-14(a) 15d-14(a) Certification of Chief Financial Officer

         32    Section 1350 Certification


         (b) Reports on Form 8-K

              On April 15, 2005, the Company filed and 8-K reporting an Item
         5.02 Event regarding resignation of its Chief Financial Officer

              On May 9, 2005, the Company filed and 8-K reporting an Item 2.02 Event reporting that it issued a press release announcing the Company's financial results for the quarter ended March 31, 2005.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 11, 2005                   /s/ JAMES E. HENRY
                                        ------------------
                                        James E. Henry
                                        Chairman, Chief Executive Officer,
                                        Treasurer and Director

Date: August 11, 2005                   /s/ IRVIN F. WITCOSKY
                                        ---------------------
                                        Irvin F. Witcosky
                                        Chief Operating Officer, President,
                                        and Director


Date: August 11, 2005                   /s/ PHILIP A. TIMPANARO
                                        -----------------------
                                        Philip A. Timpanaro
                                        Chief Financial Officer