Form 10QSB
period 2005-09-30
Henry Bros. Electronics, Inc.
filed 2005-11-14
CIK 1099918

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                   Yes X   No

           Number of shares outstanding of the issuer's Common Stock:

           Class:                            Outstanding as of November 11, 2005

Common stock, $.01 par value                              5,889,398

                 Henry Bros. Electronics, Inc. and Subsidiaries

                                      INDEX

                                                                            Page
                                                                           -----
Part I    Financial Information
Item 1.   Financial Statements
          Consolidated Balance Sheets as of September 30, 2005
             (Unaudited) and December 31, 2004 (Audited) ...............       2
          Consolidated Statements of Operations for the nine and
             three months ended September 30, 2005 (Unaudited) and
             September 30, 2004 (Unaudited) ............................       3
          Consolidated Statements of Cash Flows for the nine months
             ended September 30, 2005 (Unaudited) and
             September 30, 2004 (Unaudited) ............................       4
          Notes to Consolidated Financial Statements ...................     5-7
Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ................................     8-9
Item 3.   Controls and Procedures ......................................      10

Part II   Other Information
Item 1.   Legal Proceedings ............................................      11
Item 2.   Change in Securities .........................................      11
Item 3.   Defaults Upon Senior Securities ..............................      11
Item 4.   Submission of Matters to a Vote of Security Holders ..........      11
Item 5.   Other Information ............................................      11
Item 6.   Exhibits and Reports on Form 8-K .............................      12

SIGNATURES .............................................................      13

CERTIFICATIONS .........................................................   14-20

Part 1. Financial Statements

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   Unaudited       Audited
                                                                 September 30,   December 31,
                                                                      2005           2004
                                                                 -------------   ------------
                            ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                      $   714,489     $ 3,154,972
   Accounts receivable-net of allowance for doubtful
   accounts- $614,256 in 2005 and $357,500 in 2004                 13,091,812       9,035,460
   Inventory                                                          981,199         874,575
   Costs in excess of billings and estimated profits                3,345,236       2,584,922
   Deferred tax asset                                               1,044,660       1,011,263
   Prepaid expenses and income tax receivable                          82,574         470,397
   Other assets                                                        36,907          47,830
                                                                  -----------     -----------
      Total current assets                                         19,296,877      17,179,419

PROPERTY AND EQUIPMENT - net of accumulated depreciation
   of $1,275,993 in 2005 and $1,383,703 in 2004                     1,148,936       1,301,428
GOODWILL                                                            2,134,344       2,134,344
INTANGIBLE ASSETS - net of accumulated amortization of
   $417,062 in 2005 and $310,491 in 2004                            1,085,281       1,191,852
DEFERRED TAX ASSET                                                    547,264         742,070
OTHER ASSETS                                                        1,145,994         539,307
                                                                  -----------     -----------
   TOTAL ASSETS                                                   $25,358,696     $23,088,419
                                                                  ===========     ===========

              LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                               $ 3,462,936     $ 3,337,310
   Accrued taxes and expenses                                       2,917,107       1,833,934
   Billings in excess of costs and estimated profits                1,949,333       1,351,298
   Deferred income                                                     42,494          42,494
   Current portion of long term debt                                  107,390       1,394,809
   Deferred tax liability                                              44,673          32,398
                                                                  -----------     -----------
      Total current liabilities                                     8,523,933       7,992,243

LONG-TERM DEBT, LESS CURRENT PORTION                                1,154,386         168,989
DEFERRED TAX LIABILITY                                                149,822         188,163
                                                                  -----------     -----------
   TOTAL LIABILITIES                                                9,828,141       8,349,395
                                                                  -----------     -----------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares
    authorized; no shares issued                                           --              --
   Common stock, $.01 par value; 10,000,000 shares authorized;
      5,739,398 shares issued and outstanding in 2005 and 2004         57,394          57,394
   Additional paid in capital                                      16,935,188      16,602,366
   Deferred compensation                                             (376,314)       (178,942)
   Accumulated deficit                                             (1,085,713)     (1,741,794)
                                                                  -----------     -----------
   TOTAL EQUITY                                                    15,530,555      14,739,024
                                                                  -----------     -----------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                       $25,358,696     $23,088,419
                                                                  ===========     ===========

         The accompanying notes are an integral part of these statements

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                  Nine months ended          Three months ended
                                                    September 30,               September 30,
                                             --------------------------   ------------------------
                                                 2005          2004           2005         2004
                                             -----------   ------------   -----------   ----------
Revenue                                      $30,110,696   $ 19,977,273   $11,298,796   $7,785,290
Cost of revenue                               22,161,167     15,165,515     8,427,197    5,781,040
                                             -----------   ------------   -----------   ----------
   Gross profit                                7,949,529      4,811,758     2,871,599    2,004,250
                                             -----------   ------------   -----------   ----------

Operating Expenses:
Selling general & administrative expenses      6,650,688      4,817,478     2,296,143    1,791,255
                                             -----------   ------------   -----------   ----------
Operating profit (loss)                        1,298,841         (5,720)      575,456      212,995
                                             -----------   ------------   -----------   ----------
Interest income                                   10,892          6,035         1,486        2,631
Other Expense                                     (4,079)                        (299)
Interest (expense)                               (59,854)       (72,887)      (19,177)     (23,868)
                                             -----------   ------------   -----------   ----------
Income (loss) before tax expense (benefit)     1,245,800        (72,572)      557,466      191,758
Tax expense (benefit)                            589,719        (29,628)      269,644       78,748
                                             -----------   ------------   -----------   ----------
Net income (loss) after taxes                $   656,081   $    (42,944)  $   287,822   $  113,010
                                             ===========   ============   ===========   ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic Profit (Loss) Per Common Share         $      0.11   $      (0.01)  $      0.05   $     0.02
                                             ===========   ============   ===========   ==========
Weighted Average Common Shares                 5,739,398      5,613,187     5,739,398    5,301,287
                                             ===========   ============   ===========   ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted Profit (Loss) Per Common Share:      $      0.11   $      (0.01)  $      0.05   $     0.02
                                             ===========   ============   ===========   ==========
Weighted Average Diluted Common Shares         5,739,398      5,613,187     5,739,398    5,315,586
                                             ===========   ============   ===========   ==========

         The accompanying notes are an integral part of these statements

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                  For the nine months ended
                                                                        September 30,
                                                                  -------------------------
                                                                      2005         2004
                                                                  -----------   -----------
Cash flows from operating activities:
   Net income (loss)                                              $   656,081   ($   42,944)
   Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
      Depreciation and amortization                                   425,279       396,123
      Bad debt expense                                                256,756       145,500
      Stock option expense                                            135,450        41,825
      Deferred income taxes                                           135,343       (29,755)
      Changes in operating assets and liabilities:
         Accounts receivable                                       (4,313,108)     (405,180)
         Inventories                                                 (106,624)     (211,299)
         Costs in excess of billings and estimated profits           (760,314)   (1,044,915)
         Other assets                                                (595,764)      170,748
         Prepaid Expenses and income tax receivable                   387,823       (37,166)
         Accounts payable                                             125,626       760,947
         Accrued expenses                                           1,069,476       573,040
         Billings in excess of cost and estimated profits             598,035       320,089
         Customers deposits                                            13,697        17,454
         Deferred Income                                                   --        32,787
                                                                  -----------   -----------
            Net cash provided by (used in) operating activities    (1,972,244)      687,254
                                                                  -----------   -----------
Cash flows from investing activities:
   Purchase of business, net of cash acquired                              --      (171,225)
   Purchase of property and equipment                                 (89,764)      (85,838)
                                                                  -----------   -----------
      Net Cash used in investing activities                           (89,764)     (257,063)
                                                                  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock - net of fees                           3,086,976
   Net (payments) proceeds from revolving bank lines                  100,000      (600,000)
   Payments of bank loans                                            (408,190)     (269,460)
   Capitalized lease payments                                         (70,285)           --
   Payment of loan payable to owner of acquired company                    --      (100,000)
                                                                  -----------   -----------
      Net Cash provided by (used in)  financing activities           (378,475)    2,117,516
                                                                  -----------   -----------
   Increase (decrease)  in cash and cash equivalents               (2,440,483)    2,547,707
   Cash and cash equivalents - beginning of period                  3,154,972     1,927,416
                                                                  -----------   -----------
   Cash and cash equivalents - end of period                      $   714,489   $ 4,475,123
                                                                  ===========   ===========
Supplemental disclosure of cash flow information:
Amount paid for the period for:
   Interest                                                       $    59,854   $    72,887
   Taxes                                                          $   589,719   $     1,727
Non-cash investing and financing activities:
   Equipment financed                                             $    76,453   $   246,613
   Issuance of stock to acquire businesses                                 --   $   266,400
   Value of stock options issued to employees                     $   332,822            --

    The accompanying notes are an integral part of the financial statements.

1.   Basis of Presentation

     Henry Bros. Electronics, Inc., the ("Company") (formally Diversified Security Solutions, Inc.) and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, maintenance service revenue. In April of 2004, the Company acquired Airorlite Communications, Inc. ("Airorlite"). Airorlite specializes in the design, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. The table below shows the sales percentages by geographic location for the nine months ended September 30, 2005 and 2004 as follows:

                                      Nine months
                                  ended September 30,
                                  -------------------
                                      2005   2004
                                      ----   ----
New Jersey/New York                     55%    35%
California                              24     33
Texas                                    8     14
Arizona                                  6      8
                                       ---    ---
   Total integration                    93     90
Specialty products and services          7     10
                                       ---    ---
   Total                               100%   100%
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month and nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 2004.

2.   Net Income (Loss) Per Share

     The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3.   Stock Based Compensation

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation- Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the nine months ended September 30, 2005, the Company charged $157,860 of options granted subsequent to January 1, 2003 against 2005 earnings. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

     Based upon the fair value method to measure compensation expense, the Company's proforma effects for the three and nine months ended September 30, 2005 and 2004 is as follows:

                                                 For the nine months   For the three months
                                                 ended September 30,   ended September 30,
                                                 -------------------   -------------------
                                                   2005       2004       2005       2004
                                                 --------   --------   --------   --------
Net Income (Loss) as reported                    $656,081   ($42,944)  $287,822   $113,010
Stock based- employee compensation
   expense included in reported net income
   (loss), net of related tax expense              74,091     24,677     27,220     13,640
Total stock-based employee compensation
   expense determined under fair valued based
   net of related tax effects                     (93,218)   (29,567)   (27,220)   (18,351)
                                                 --------              --------   --------

Pro forma net Income/(Loss)                      $636,954   ($47,834)  $287,822   $108,299
                                                 ========   ========   ========   ========
Earnings/(Loss) per share:
   Basic and diluted - as reported               $   0.11     ($0.01)  $   0.05   $   0.02
                                                 ========   ========   ========   ========
   Basic and diluted - proforma                  $   0.11     ($0.01)  $   0.05   $   0.02
                                                 ========   ========   ========   ========

4.   Segment Data

     Selected information by business segment is presented in the following tables:

                                    For the nine months ended   For the three months ended
                                          September 30,                 September 30,
                                   --------------------------   --------------------------
                                       2005          2004           2005         2004
                                   -----------   ------------   ------------   -----------
Revenue
Total Integration                  $27,722,764   $ 17,731,273    $ 9,666,377   $6,266,290
Specialty Products and Services      2,387,932      2,246,000      1,632,419    1,519,000
                                   -----------   ------------    -----------   ----------
   Total Revenue                   $30,110,696   $ 19,977,273    $11,298,796   $7,785,290
                                   ===========   ============    ===========   ==========

Operating Profit (Loss)
Total Integration                  $ 2,433,233   $    396,237    $   361,909   $  736,995
Specialty Products and Services         43,620             43        616,304     (118,000)
Corporate                           (1,178,012)      (402,000)      (402,757)    (406,000)
                                   -----------   ------------    -----------   ----------
   Total Operating Profit (Loss)   $ 1,298,841        ($5,720)   $   575,456   $  212,995
                                   ===========   ============    ===========   ==========

                                        September 30,
                                  -------------------------
                                      2005          2004
                                  -----------   -----------
Total Assets
Total Integration                 $19,913,689   $16,679,307
Specialty Products and Services     2,583,860     2,583,860
Corporate                           2,861,147     2,861,147
                                  -----------   -----------
   Total Assets                   $25,358,696   $22,124,314
                                  ===========   ===========

5.   Subsequent Event

     Effective October 10, 2005, the Company acquired all on the outstanding common stock of Securus, Inc. for $770,000 cash paid at closing, the assumption of $240,000 of outstanding bank debt and the issuance of 150,000 shares of the Company's common stock placed in escrow and to be distributed to the sellers based upon the cumulative earnings before interest and taxes ("EBIT") of Securus on each of the next five periods ended December 31 to $2,950,000. In the event that all such shares are issued prior to December 31, 2010, the sellers are entitled to receive an additional payment of up to $200,000 based upon one third of the EBIT earned in excess of $2,950,000 through December 31, 2010. Funding for this transaction was provided by the Company's credit facility with Hudson United Bank.

6.   Contingent Liabilities

     From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims is likely to have a material affect on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Nine Months Ended September 30, 2005 and September 30, 2004

     Sales - Sales for the nine months ended September 30, 2005 were $30,110,696 representing an increase of $10,133,423 or 51 % as compared to $19,977,273 for the nine months ended September 30, 2004. This increase is principally related to the Integration business in the New Jersey/New York metropolitan market driven by increased business in the public transportation market. The Company's backlog as of September 30, 2005 was $14,802,000.

     Cost of Sales - Cost of sales for the nine months ended September 30, 2005 was $22,161,167 as compared to $15,165,515 for the nine months ended September 30, 2004. The gross profit margin for the nine months ended September 30, 2005 was 26.4 % as compared to 24.1 % for the nine months ended September 30, 2004. The improved gross profit percentage is due in part to lower material and labor costs as a percentage of sales in the 2005 period versus the 2004 period.

     Selling, General and Administrative Expenses - Selling, general and administrative expense was $6,650,688 for the nine months ended September 30, 2005 as compared to $4,817,478 for the nine months ended September 30, 2004. This increase of 38.1% or $1,833,210 was primarily attributed to increased cost associated with headcount of approximately $1,490,000.

     Interest Income - Interest income for the nine months ended September 30, 2005 was $10,892 as compared to $6,035 for nine months ended September 30, 2004.

     Interest Expense - Interest expense for the nine months ended September 30, 2005 was $59,854 as compared to $72,887 for the nine months ended September 30, 2004. The decrease of $13,033 is due to having a lower average debt balance for the nine months ended September 30, 2005 of $1,347,307 versus $2, 079,515 for the nine months ended September 30, 2004.

     Three Months Ended September 30, 2005 and September 30, 2004

     Sales - Sales for the three months ended September 30, 2005 were $11,298,796 representing an increase of $3,513,506 or 48.23 % as compared to $7,285,290 for the three months ended September 30, 2004. The New Jersey/New York region integration business and Viscom specialty products business were the primary contributors to the sales growth of the company during the three months ended September 30, 2005 as compared to the September 30, 2004 period as the region benefited from a strong demand for its services in the public transportation market.

     Cost of Sales - Cost of sales for the three months ended September 30, 2005 was $8,427,197 as compared to $5,781,040 for the three months ended September 30, 2004. The gross profit margin for the three months ended September 30, 2005 was 25.4 % as compared to 25.7 % for the three months ended September 30, 2004. Improved direct labor utilization was offset by higher material and subcontractor costs as a percentage of revenue in the 2005 period as compared with the 2004 period.

     Selling, General and Administrative Expenses - Selling, general and administrative expenses were $2,296,143 for the three months ended September 30, 2005 as compared to $1,791,255 for the three months ended September 30, 2004. This increase of 28.2 % or $504,888. The most significant costs associated with this increase was $240,000, which was related to increased expenses related to hiring additional employees.

     Interest Income - Interest income for the three months ended September 30, 2005 was $1,486 as compared to $2,631 for three months ended September 30, 2004 representing a decrease of $1,145.

     Interest Expense - Interest expense for the three months ended September 30, 2005 was $19,177 as compared to $23,868 for the three months ended September 30, 2004. The average debt balance for the three months ended September 30, 2005 was $1,123,950 as compared to $1,970,436 for the three months ended September 30, 2004.

Liquidity and Capital Resources - As of September 30, 2005, we had cash and cash equivalents of $714,489.On June 30, 2005, the Company refinanced $1 million of it's outstanding bank debt into a five year term loan and entered into a 2 year $4 million revolving credit facility with its' bank.

     During the nine months ended September 30, 2005, net cash used in operating activities was $1,972,244 due in large part to the increase in our accounts receivable resulting from our growth in sales. We purchased property and equipment of $89,764 and reduced our debt by $378,475. Our working capital requirements have grown and as a result, our cash and cash equivalents have significantly decreased over the last few years.

     On July 28, 2004, the Company completed a $3,300,000 private placement of its common stock to certain qualified institutional investors, from which the Company received approximately $3,000,000 after expenses. We believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and or debt financing as our operations grow.

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

                           Part II - Other Information

Item 1. Legal Proceedings

          Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable

Item 3. Defaults Upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

At our 2005 Annual Meeting of Stockholders held on August 3, 2005, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

                      Number of      Number of
Name                  Votes For   Votes Withheld
-------------------   ---------   --------------
Robert L. DeLia Sr.   5,305,750       11,933
James E. Henry        5,310,110        7,573
Joseph P. Ritorto     5,315,723        1,960
Brian Reach           5,310,150        7,533
David Sands           5,315,783        1,900
Irvin F. Witcosky     5,310,210        7,473

     The stockholders also voted to ratify the selection of Demetrius & Company, L.L.C. as our independent auditors for 2005. The results of the voting of this proposal were 5,291,533 in favor, 3,900 against and 22,250 abstentions.

Stockholders also approved amending the Company's Certificate of Incorporation to change the Company's name to Henry Bros. Electronics, Inc. voting 5,255,788 in favor, 40,245 against and 21,650 abstaining.

Item 5. Other Information

          Not applicable

Item 6. Exhibits and Report on Form 8-K

          Exhibits

Number   Description
------   -----------
2.1 Stock Purchase Agreement by and among Henry Bros. Electronics, Inc., a Colorado corporation, Henry Bros. Electronics, Inc., a Delaware corporation, Securus, Inc. the Paul Marcus Trust, the Phyllis C. Marcus Trust, Neal Marcus and Jeffery Marcus, incorporated by reference to the 8-K of the Company filed with the Securities and Exchange Commission on October 14, 2005.

3.1 Certificate of Incorporation of the Company, incorporated by reference to the Registration Statement on Form SB-2, File No. 333-94477 filed with Securities and Exchange Commission on January 12, 2000.

3.2 Certificate of Amendment of the Certificate of Incorporation of the Company, incorporated by reference to the 8-K filed with the Securities and Exchange Commission on August 9, 2005.

3.3 Amended and Restated Bylaws, incorporated by reference to the 8-K of the Company, filed with the Securities and Exchange Commission on August 9, 2005.

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


Date: November 11, 2005                      /s/ JAMES E. HENRY
                                             ------------------
                                             James E. Henry
                                             Chairman, Chief Executive Officer,
                                             Treasurer and Director


Date: November 11, 2005                      /s/ IRVIN F. WITCOSKY
                                             ---------------------
                                             Irvin F. Witcosky
                                             Chief Operating Officer, President,
                                             and Director


Date: November 11, 2005                      /s/ PHILIP A. TIMPANARO
                                             -----------------------
                                             Philip A. Timpanaro
                                             Chief Financial Officer