Form 10KSB
period 2005-12-31
Henry Bros. Electronics, Inc.
filed 2006-03-31
CIK 1099918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                        EXCHANGE ACT OF 1934, AS AMENDED

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            AND EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                          Commission File No. 005-62411

                                   -----------

                          HENRY BROS. ELECTRONICS, INC.

           (Name of small business issuer as specified in its charter)

                                   -----------

                Delaware                               22-3690168
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

280 Midland Avenue, Saddle Brook, New Jersey                 07663
  (address of principal executive offices)                (Zip Code)

         Issuer's Telephone number, including area code: (201) 794-6500

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: None

                                   -----------

           Securities registered pursuant to Section 12(g) of the Act:

                                   -----------

                          Common Stock, $.01 par value
                                (Title of Class)

                                   -----------

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if disclosure of delinquent filers pursuant to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [_]

State the aggregate market value of the voting stock held by non-affiliates of the Issuer: $18,677,128 (based upon the closing price of Issuer's Common Stock, $.01 par value, as of March 21, 2006).

The Registrant's revenues for the year ended December 31, 2005 were $42,156,188.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 Par Value                       5,896,065
              (Title of Class)                    (No. of Shares Outstanding
                                                       at March 21, 2006)

                      Documents Incorporated By Reference:
                                      None

================================================================================

                          HENRY BROS. ELECTRONICS, INC.
                                Table of Contents

PART I ..............................................................................................................    3

Item 1. Description of Business .....................................................................................    3

Item 2. Description of Property .....................................................................................   10

Item 3. Legal Proceedings ...........................................................................................   11

Item 4. Submission of Matters to a Vote of Stockholders .............................................................   11

PART II .............................................................................................................   12

Item 5. Market for Common Equity and Related Stockholder Matters ....................................................   12

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations .......................   13

Item 7. Financial Statements ........................................................................................   18

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................   18

Item 8A. Controls and Procedures ....................................................................................   18

Item 8B. Other Information ..........................................................................................   19

PART III ............................................................................................................   19

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Sections (16a) of the Exchange
Act and Code of Ethics ..............................................................................................   19

Item 10. Executive Compensation .....................................................................................   23

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters ............   25

Item 12. Certain Relationships and Related Transactions .............................................................   26

Item 13. Exhibits and Reports on Form 8-K ...........................................................................   26

Item 14. Principal Accountant Fees and Services .....................................................................   26

Signatures ..........................................................................................................   28

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

                                     PART I

Item 1. Description of Business

      (a) Business Development.

      In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics. They sold Henry Bros. Electronics to Communication Group, Inc. ("CGI") in 1985. In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our President and Chief Operating Officer reacquired certain assets, including the name Henry Bros. Electronics ("HBE") from CGI. In 1991 we acquired the assets of the former Motorola CCTV division and formed Viscom Products, Inc. ("Viscom"). In 1999 we formed a company named Integcom Corp. incorporated in Delaware into which we transferred both HBE and Viscom. In 2001 we changed our name to Diversified Security Solutions, Inc. and in 2005 we changed our name to Henry Bros. Electronics, Inc.

      In November 2001, we completed our initial public offering, including the underwriter's over-allotment option of an aggregate of 1,725,000 shares of common stock. Our shares are traded on the American Stock Exchange under the ticker symbol HBE.

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

      In October 2005, we acquired Securus, Inc. a security integrator with offices in Denver and Colorado Springs, Colorado.

      Our principal executive offices are located at 280 Midland Avenue, Saddle Brook, New Jersey 07663, and our telephone number is (201) 794-6500.

      (b) Business of Issuer

      We are a single-source/turn-key provider of technology-based security solutions for medium and large commercial enterprises and government agencies in the United States.

      Security Distributing and Marketing magazine ("SDM") ranks by 2004 revenue the top 100 largest firms selling closed circuit TV ("CCTV"), access control and integrated security systems. We were ranked No. 21 in SDM's Top Systems Integrators Report published in July 2005.

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

      Our operations are divided into two business segments - Security System Integration ("Integration") and Specialty Products and Services ("Specialty"). The Integration segment provides a cradle to grave services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In October 2005 the Company acquired Securus, Inc. a provider of security system integration with offices in Denver and Colorado Springs Colorado. The Specialty Products and Services segment ("Specialty") includes the Company's digital mobile recording business, Viscom Products, Inc. ("Viscom") and the Emergency Preparedness Planning Programs ("EPPP") division. In April 2004, the Company acquired Airorlite Communications, Inc. ("Airorlite") which is included within the Specialty segment. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Each of the Company's segments markets nationwide with an emphasis in the New Jersey/New York, Southern California, Dallas, Phoenix and Denver metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

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

Our Specialty Solutions

      Viscom specialty is integrating digital video and voice recording solutions for mobile deployment on municipal buses and trains. Viscom solutions include products manufactured by third party vendors. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Our EPPP division works with high-rise office building management to analyze their specific facilities needs relating to emergency response plans and the communication and training of such plans to the building community.

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

      Employees

      As of February 2006, we had 172 full time employees, including officers, of whom: 122 were engaged in engineering, systems installation and maintenance services, 22 in administration and accounting, and 28 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

      Pricing

      We employ a variety of pricing strategies for our services. Systems integration projects are based upon the estimated cost of the equipment for the project including a profit margin, plus the estimated hours for each skill set, required to complete the project multiplied by the rate quoted, plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement. Proposals for consulting and threat assessment services are priced based on an estimate of hours multiplied by standard rates or on a project basis.

Risk Factors

      Our business, operations and financial conditions are subject to various risks. Some of these are described below. This section does not describe all risks that may be applied to our Company, our industry or our business and is intended only as a summary of certain material risk factors.

      We are dependent upon a small number of customers for a large portion of our revenues

      We have a small number of customers from which we receive a large portion of our revenues. Our work with the Triborough Bridge & Tunnel Authority accounted for 15% of total revenue during 2005, with our five largest customers represented approximately 37% of our 2005 revenue. Revenues from governmental agencies accounted for 39% in 2005 versus 20% in 2004. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues. There can be no assurance that we will continue to be able to do so.

      Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled

      Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will recognize revenues from them. As of December 31, 2005, our backlog was approximately $16,003,000.

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

      We have not been consistently profitable and may not be profitable in the future

      For the years ended December 31, 2005 and 2004 our revenues were $42,156,188 and $29,725,718, respectively, and our net income was $1,108,278 and $44,021 respectively. Our profit has not been continuous and we can make no assurances that we will be profitable in the future.

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

      We may make acquisitions or form joint ventures that are unsuccessful

      Part of our growth strategy involves acquisitions or joint ventures with other system integrators. This strategy is subject to the following risks, the occurrence of which could have a materially adverse impact on our business, financial condition or results of operations:

            o We may not be able to identify suitable acquisition and joint venture candidates.
            o If the purchase price of an acquisition includes cash, we may need to use a significant portion of our available cash or credit facility with our bank.
            o We could have difficulty assimilating the acquired company's operations and personnel or working with the joint venture. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses and charges.
            o We may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers.
            o     We may be required to incur additional debt.
            o     We may be required to issue equity securities to pay for such acquisition, which will dilute existing shareholders.
            o     We may have to incur significant accounting charges, such as for an impairment of intangible assets, which may adversely affect our results of operations.

      The Chief Executive Officer and Chief Operating Officer own a significant amount of our common stock and their interests may be different from and conflict with yours

      The interests of the Chief Executive Officer and Chief Operating Officer could conflict with the interests of our other stockholders. Mr. Henry and Mr. Witcosky beneficially own a total of approximately 47.5% of our outstanding common stock. Accordingly, if they act together, they may have the power to control the election of all of our directors or other issues for which the approval of our shareholders is required.

      The trading volume in our common stock fluctuates and as a result you may find it difficult to sell your shares of our common stock.

      Our common stock is listed on the American Stock Exchange. Trading in our common stock fluctuates and on some days is minimal. Failure to maintain an active trading market in our common stock could negatively affect the price of our common stock and your ability to sell our common stock.

Item 2. Description of Property

      We lease a 17,055 square foot sales, office, and integration facility that also serve as our corporate office in Saddle Brook, New Jersey. This facility is a portion of a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates on June 30, 2006, and provides for an annual rent of $98,400 until that date, payable in equal monthly installments of $8,200, plus taxes of approximately $600 per month. We are also responsible for the cost of property tax increases, utilities, repairs, maintenance, alterations, cleaning and insurance.

      We lease a 9,553 square foot sales and office facility in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 15, 2006 at an average annual rent of $111,398 payable in equal monthly installments of $9,283, with additional costs for insurance, repairs and alterations, utilities, taxes increases and cleaning.

      We lease a 4,200 square foot sales and office facility in Grand Prairie, Texas near the Dallas-Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until February 28, 2007 at an annual average rental of $39,600, payable in equal monthly installments of $3,300, with additional costs for insurance, repairs and alterations, utilities, taxes and cleaning.

      We lease a 3,906 square foot sales and office facility in Phoenix, Arizona. A single-story, concrete building in an office complex, this space is leased until August 2006 at an average annual rental of $60,576, payable in average monthly installments of $5,048, with additional costs for insurance, repairs and alterations, utilities, taxes increases and cleaning.

      We sublease approximately 1,750 square feet of office space in New York City for sales and project management personnel. This lease expires on October 31, 2006, with an annual rental of $28,800, payable in equally monthly installments of $2,400, inclusive of utilities.

      Our Airorlite subsidiary leases a 5,440 square foot sales, office and warehouse facility in Saddle Brook, New Jersey. This facility is in a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates on June 30, 2006, and provides for an annual rent of $38,080 until that date, payable in equal monthly installments. We are also responsible for the cost of property tax increases, utilities, repairs, maintenance, alterations, cleaning and insurance.

      Our Securus, Inc. ("Securus") subsidiary leases a 16,045 square foot sales, office and warehouse facility in Denver, Colorado. This facility is in a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates April 2010 and provides for an annual rent of $88,248 until that date, payable in equal monthly installments. Securus also leases 3,500 square feet of office and warehouse space in Colorado Springs, Colorado which terminates December 2010 and provides for an annual rent of $23,832 payable in equal monthly installments. Securus is responsible for the cost of property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance for both of these leased properties.

      These facilities or similar facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

      We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted for a vote to our stockholders during our 2005 fourth quarter.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

      Our Common Stock is traded on the American Stock Exchange under the Symbol "HBE".

      (a) The following table indicates high and low stock prices for each period.

                2004                                      High     Low
                ----                                     ------   -----
                First Quarter                            $6.88    $5.50
                Second Quarter                           $9.90    $6.35
                Third Quarter                            $9.00    $5.20
                Fourth Quarter                           $5.55    $4.81

                2005
                ----
                First Quarter                            $5.75    $4.45
                Second Quarter                           $5.05    $3.10
                Third Quarter                            $6.85    $3.89
                Fourth Quarter                           $5.95    $4.20

      (b) Number of Holders of Common Stock. The number of holders of record of our Common Stock on December 31, 2005 was 35. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional number of beneficial owners of common stock.

      (c) Dividends. There were no cash dividends or other cash distributions made by us during the year ended December 31, 2005. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

      (d) In connection with the acquisition of Securus Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock of which 150,001are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.

      (e)   Securities authorized for issuance under equity compensation plans.

----------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                   Weighted average       remaining available for
                                      Number of securities to     exercise price of     future issuance under equity
                                      be issued upon exercise        outstanding       compensation plans (excluding
                                      of outstanding options,     options, warrants       securities reflected in
                                        warrants and rights           and rights                column (a))
           Plan category                        (a)                      (b)                        (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                          471,375  *                 $5.95                     240,100
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 239,662 **                 $7.48                           -
----------------------------------------------------------------------------------------------------------------------
Total                                        711,037                    $6.47                     240,100
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

      ** This amount includes a five year options (currently exercisable) granted to the Wall Street Group ("WSG") consisting of (i) 40,000 shares granted November 5, 2001 with an exercise price of $7.00 per share and (ii) 5,996 shares granted November 5, 2002 with an exercise price of $6.90 per share,, issued in connection with an agreement to provided certain services dated November 1, 2001 and terminated in April 2003. Also included are warrants to purchase 138,333 and 55,333 shares at $7.60 expiring January 27, 2010, that were granted in connection with the issuance of 553,333 shares of our common stock to certain qualified institutional investors and the placement agent, respectively, in July 2004

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

      Our operations are divided into two business segments - Security System Integration ("Integration") and Specialty Products and Services ("Specialty"). The Integration segment provides cradle to grave services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In October 2005 the Company acquired Securus, Inc. a provider of security system integration with offices in Denver and Colorado Springs Colorado. The Specialty Products and Services segment ("Specialty") includes the Company's digital mobile recording business, Viscom Products, Inc. ("Viscom") and the Emergency Preparedness Planning Programs ("EPPP") division. In April 2004, the Company acquired Airorlite Communications, Inc. ("Airorlite") which is included in the Specialty segment. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Each of the Company's segments markets nationwide with an emphasis in the New Jersey/New York, Southern California, Dallas, Phoenix and Denver metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

Comparison of the year ended December 31, 2005 to the year ended December 31,
2004

      Revenues

      Revenues for the year ended December 31, 2005 were $42,156,188, representing an increase of $12,430,470 or 41.8%, as compared to $29,725,718 for the year ended December 31, 2004. The increase in revenue was principally related to an increase of $12,593,273 in the Company's integration business. The New Jersey/New York region accounted for approximately $11.5 million of the increased Integration revenue of which single customer project represented approximately $5.2 million. Our backlog for this single customer project at December 31, 2005 was approximately $3.2 million as compared to $6.8 million at December 31, 2004.In October 2005, the Company acquired Securus, Inc., a provider of security integration systems. Revenues for Securus were $1,101,509 for the period October 11, 2005 through December 31, 2005. Revenues to governmental agencies represented 39% and 20% of total revenues, for the years ended December 31, 2005 and 2004, respectively.

      Cost of Revenues

      Cost of revenues for the year ended December 31, 2005 was $31,581,187, as compared to $22,305,632 for the year ended December 31, 2004. This was an increase of $9,275,555 or 41.6% Gross profit margin was 25.1% for the year ended December 31, 2005, as compared to 25.0 % for the year ended December 31, 2004. Direct labor for our Integration segment decreased as a percent of revenue accounting for most of the increase in this segments gross profit margin to 24.3% for the year ended December 31, 2005 versus 22.3% for the prior year period. Our specialty segment gross profit margin decreased to 32.4% for the year ended December 31, 2005 versus 43.3% for the same period of the prior year. The decrease on a flat revenue comparison is due to a change in the revenue mix from Airorlite to Viscom.

      Selling, General and Administrative Expenses

      Selling, general and administrative expenses increased to $8,467,192 for the year ended December 31, 2005, from $7,020,885 for the year ended December 31, 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 20.1% for the year ended December 31, 2005 versus 23.6% for the year ended December 31, 2004. This increase of $1,446,307, or 20.6%, was primarily attributable to increased headcount and staff costs. As the Company's revenues increased in 2005, our corporate expenses decreased as a percent of our consolidated revenue to 3.3% for the year ended December 31, 2005 as compared with 4.4% for the same period of the prior year.

      Interest Income

      Interest income for the year ended December 31, 2005 was $12,507, as compared to $12,624 for year ended December 31, 2004.

      Interest Expense

      Interest expense for the year ended December 31, 2005 was $84,985, as compared to $94,039 for the year ended December 31, 2004. The decrease of $9,054 was attributable to having an average lower debt balance of approximately $1,279,468 for the year ended December 31, 2005 as compared to $1,783,342 for the year ended December 31, 2004. This decrease was partially offset by increases in interest rates as the weighted average prime rate increased to 6.4% for the year ended December 31, 2005 versus 4.6% for the same period of the prior year.

      Net Income

      As a result of the factors noted above, for the year ended December 31, 2005 our net income was $1,108,278, as compared to a net income of $44,021 for the year ended December 31, 2004 This resulted in basic earnings per share of $0.19 on weighted average common shares outstanding of 5,739,398 for the year ended December 31, 2005, as compared to basic earnings per share of $0.01 on weighted average common shares outstanding of 5,411,964 for the year ended December 31, 2004.

      Liquidity and Capital Resources

      As of December 31, 2005, we had cash and cash equivalents of $2,177,686, versus $3,154,972 as of December 31, 2004. This decrease is primarily attributable to the acquisition of Securus, Inc in October 2005, in the net amount of $1,110,000. We have a revolving loan facility of $4,000,000 with Hudson United Bank that matures in May 2007. The amount available under the revolving credit facility was approximately $4,000,000, as of December 31, 2005. Our working capital was $10,302,321 as of December 31, 2005. We have total short-term debts due of approximately $296,666 and purchase orders with our vendors to fulfill customer orders of approximately $4,402,000.

      During the year ended December 31, 2005, net cash provided by operations was $999,808. We purchased property and equipment of $202,240 and used $690,326 in cash from financing activities. In addition, the company utilized $1,110,000 of net cash to acquire Securus, Inc. in 2005.

      Our capital requirements have grown substantially as a result of the growth of our operations and staffing since our public offering. Our cash and cash equivalents have decreased by $977,286 during the year ended December 31, 2005, we believe that our current cash and available lines of credit should be sufficient to meet our capital requirements for the next twelve months. However, we may seek additional equity and /or debt financing to grow our operations.

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

      Revenue Recognition

      Revenue from a project integration in either the Integration or Specialty segments are recognized on the percentage of completion method, whereby revenue and the related gross profit are determined based upon the actual costs incurred to date for the project to the total estimated project costs to complete. Project costs generally include all material and shipping costs, the Company's direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

      Estimates for the costs to complete the project is continuously updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined. In general, we determine a project to be substantially completed after:

      1. The scope of work is completed which includes installing the equipment as required in the contract.

      2.    System is functional and has been tested.

      3.    Training has been provided.

      The majority of the Company's projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.

      Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2004 and 2005, the company did not bundle any significant service contracts with our systems installation work.

      The Emergency Preparedness Planning Programs division provides emergency planning services to commercial real estate owners and managers. In general, project labor is the predominant cost associated with the completion of these projects. The company utilizes labor as the output measure in order to recognize revenue and believes this to be an accurate matching of costs and revenue.

      Trade Receivables and Allowance for Doubtful Accounts

      Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is evaluated on a regular basis by management and is based upon historical experience with the customer, the aging of the past due amounts and the relationship with and economic status of our customers. The evaluation is based upon estimates taking into account the facts and circumstances at the time of the evaluation. Our trade receivables are not collateralized.

      Inventory Valuation

      Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded

      Warranty

      The Company offers warranties on all products, including parts and labor that range from one year to three years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer's warranty to the end user.

      Intangible Assets

      The Company's intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired.

      Effective January 1, 2002, the company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets". In accordance with that statement goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset's remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis

      Goodwill

      The Company's goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the Company's reporting unit by analyzing geographic region as management evaluates the Company's performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142. We evaluate each reporting unit for impairment.

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

      Refer to pages F-1 through F-25.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the year ended December 31, 2005, there were no changes in or disagreements with the Company's principal independent accountant on accounting or financial disclosure.

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

Item 8B. Other Information

      There were no events requiring disclosure that had not been made under Form 8K in the forth quarter of our fiscal year.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act and Code of Ethics

      As of March 15, 2006, the Company's directors and executive officers were as follows:

Name                    Age      Position
----                    ---      --------
James E. Henry          52       Chairman, Chief Executive Officer, Treasurer and Director
Brian Reach             51       Vice Chairman, Secretary and Director
Irvin F. Witcosky       67       President, Chief Operating Officer and Director
Philip A. Timpanaro     58       Chief Financial Officer
Robert DeLia Sr.        58       Director
James W. Power          76       Director
Joseph P. Ritorto       74       Director
David Sands             49       Director

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

      Brian Reach became a member of our board of directors in February 2004, serving as the Chairman of our Audit Committee until June 2004, when Mr. Reach became our Vice Chairman. In November 2004 Mr. Reach was appointed our Secretary. Mr. Reach began his career in 1976 with PricewaterhouseCoopers, becoming a CPA in 1980. From 1999 through 2002 Mr. Reach served as the Chief Financial Officer for Globix Corporation. Mr. Reach has also served as the Chief Financial Officer of IPC Communications, Inc., Celadon Group, Inc. and Cantel Medical Corp. Mr. Reach has a wide range of corporate finance, restructuring and governance experience having led the financing efforts to raise over $1 billion during his career. He has also played key leadership roles in mergers and acquisitions, a leveraged recapitalization, debt restructurings and the development of controls for internal and external financial reporting. Mr. Reach graduated with a Bachelor of Science degree in Accounting from the University of Scranton.

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

      Philip Timpanaro joined our Company in February 2005 and became our Chief Financial

Officer effective on April 1, 2005. Mr. Timpanaro has more than 30 years of executive-level experience in accounting and finance from a variety of companies in the engineering, construction and consulting industries. From 2000 to 2005 Mr. Timpanaro served as Corporate Controller for Varsity Plumbing & Heating, Inc, a $15 million private company based in Flushing, New York. Prior to that, he served as Corporate Controller of ReGen Biologics, Inc. a public company whose stock is traded on the over-the-counter market. Mr. Timpanaro is a graduate of Bloomfield College with BS in Accounting.

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

      James W. Powers became a member of our Board in December 2005. Mr. Power brings more than 30 years of security industry experience to the Company. Mr. Power is the principal partner in J.W. Power & Associates and is a Director and Chairman of MDI, Inc. (a NASDAQ Company). He previously served as Chairman of the Board of InfoGraphic Systems Corp.; president and CEO of Martec\SAIC; President and CEO of Pinkerton Control Systems and has held senior executive positions with Cardkey Systems, Inc., Nitrol Corporation and TRW Data Systems. Previously, he has served as a Director of National Semiconductor, ICS Corporation, and Citicorp Custom Credit and Citicorp Credit Services.

      Joseph P. Ritorto became a member of our Board in January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located on Teterboro Airport in New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as Senior Executive Vice President and Chief Operating Officer of Silverstein Properties, Inc. and was responsible for leasing operations and directing the lease administration of Silverstein owned and managed properties.

      David Sands is a certified public accountant and is a partner of Buchbinder Tunick & Company LLP where he is the head of the tax department. Mr. Sands is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs Mr. Sands has also lectured at the New York University Summer Continuing Education and the Foundation for Accounting Education Programs. Mr. Sands received a B.S. from SUNY at Buffalo and a M.S. in Taxation from Pace University.

      Background Information About Certain Key Employees

      Theodor Gjini has worked for us since 1988 in various capacities, including as a sales engineer and project manager. In his current position as a Vice President, he supervises the coordination of our personnel and their activities in project installations, engineering and maintenance. Mr. Gjini graduated from the New Jersey Institute of Technology with a Bachelor of Science degree in electrical engineering and William Paterson College with a master in business administration.

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

      Alex Pavlis has been a Vice President since April 2002. From January 2000 until March 2001, Mr. Pavlis was a Vice President of Sales and Marketing at Intellisec a systems integrator. In this capacity, Mr. Pavlis was responsible for all integrated security system sales in Northern and Southern California and in Arizona. From October 1983 to January 2000, Mr. Pavlis was a Vice President of Revenue and Marketing for UAC Security Systems where he oversaw UAC's integrated security system revenue and operations department.

      Lee Masoian has been President of Airorlite Communications Inc. since its acquisition in April 2004. Mr. Masoian was a founder of Airorlite Communication Inc. and served as its President since incorporation in 2002. Mr. Masoian has held numerous technical positions in the wireless field for the past thirty years. He is a practicing engineer and led the development and design of many of the products that are offered by Airorlite. Mr. Masoian is a patent holder of several products. During his career, Mr. Masoian has held several positions of instructor and assistant professor at a number of junior and four year colleges. Mr. Masoian holds a BSEE and an MSEE from the Polytechnic Institute of NY with majors in communication theory.

      Audit Committee and Audit Committee Financial Expert

      The Board has a separately designated, Audit Committee, in accordance with regulations of the Securities and Exchange Commission and the American Stock Exchange. The Audit Committee reviews, with the Company's independent public accountants, the scope and adequacy of the audit to be performed by the accountants, the Company's accounting practices, procedures and policies, and all related-party transactions. The Audit Committee has adopted an Audit Committee Charter. The Audit Committee met three times during 2005 and acted by written consent once. The Audit Committee currently consists of David Sands, James Power and Joseph Ritorto. The Board of Directors has determined that it has at least one expert serving on the Company's Audit Committee. The Company's Board of Director believes that David Sands is an "audit committee financial expert" and is an independent member of the Board of Directors.

      Compliance with Section 16(a) of the Exchange Act

      The Securities and Exchange Act of 1934 requires our directors, officers and persons who own more than 10% of our Common Stock to file with the Securities and Exchange Commission initial reports and changes in beneficial ownership of our Common Stock and other equity securities. Our directors, officers and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the year ended December 31, 2005, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2005, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed except that Messrs. Ritorto and DeLia did not timely file a Form 4. These forms have since been filed.

      Code of Ethics

      The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at www. dssi-hq.com under the "Corporate Governance" section of the "Investors" web page.

Item 10. Executive Compensation

The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended December 31, 2005, 2004 and 2003 of those persons who were, as of December 31, 2005, (a) the Chief Executive Officer, and (b) the four most highly compensated executive officers to the extent that such persons, total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                                                             Compensation
                                                                                 Awards          Payouts
                                                                             -------------    ------------
                                                Annual Compensation           Securities       All Other
                                          --------------------------------     Underlying     Compensation
      Name and Principal Position         Year(s)  Salary ($)(1)  Bonus($)   Options/SARS #       ($)
---------------------------------------   -------  -------------  --------   --------------   ------------
James E. Henry                              2005     130,680        --             --              --
  Chairman and Chief Executive Officer,     2004     130,680        --             --              --
  Treasurer and Director                    2003     163,350        --             --           3,393(2)

Irvin F. Witcosky                           2005     130,680        --             --              --
  President, Chief Operating Officer,       2004     130,680        --             --              --
  and Director                              2003     163,350        --             --           3,393(2)

Philip A. Timpanaro                         2005     104,231        --           25,000            --
  Chief Financial Officer

--------------------------------------------------------------------------------
(1) Effective in December 2003, Messrs Henry and Witcosky voluntarily reduced their salaries by twenty percent.

(2) Company matching contribution under its 401-K and profit sharing plan.

(3) Mr. West resigned as our Chief Financial Officer in April 2005 and was replaced by Philip Timpanaro that same month.

The following table sets forth certain information with respect to stock options grants made to the named Executive Officers during 2005.

                              Option Grants in 2005
                                Individual Grants

                            Number of     % of Total
                            Securities     Options
                            Underlying    Granted to    Exercised
                             Options       Employees      price
                             Granted       in Fiscal       per       Expiration
         Name                   #            Year         Share         Date
-------------------         ----------    ----------    ---------    ----------
Philip A. Timpanaro           25,000         12.2%        $5.65       05/27/10

The following table sets forth information regarding options held by the named Executive Officers at December 31, 2005.

             Aggregated Exercises and Year End Option Values in 2005

                                                   Number of
                                                   Securities         Value of
                                                   Underlying       Unexercised
                                                   Unexercised      In-the-Money
                                                   Options at        Options at
                                                   Year End #        Year End $
                        Shares
                      Acquired on     Values      Exercisable/      Exercisable/
         Name          Exercise      Realized    Unexercisable     Unexercisable
-------------------   -----------    --------    -------------     -------------
Brian Reach               --            --       80,000/20,000           --
Philip A. Timpanaro       --            --          0/25,000             --

Compensation of Directors

      Directors who are also our employees receive no additional compensation for attendance at board meetings. The Company's non-employee directors receive a quarterly fee of $1,250 and annual stock option grant to purchase 2,000 shares of the Company's common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting. In August 2005, Messrs. DeLia Sr., Ritorto and Sands each received an option to purchase 2,000 shares of our common stock at $4.90 exercisable through December 2010. All directors are entitled to be reimbursed for their travel, lodging and other out-of-pocket expenses related to their attendance at board and committee meetings.

Employment Agreements and Termination of Employment and Change in Control Arrangements

      Messrs. Henry and Witcosky are serving as Chairman and Chief Executive Officer and President and Chief Operating Officer, respectively, under employment agreements for five years that commenced January 1, 2000. These agreements provide for an initial annual compensation of $135,000, an increase of 10% in compensation as of January 2002 and in each subsequent year of the agreements and a one-year non-competition covenant covering the security business that commences after termination of employment. In December 2003, Messrs. Henry and Witcosky voluntarily waived the receipt of their respective salaries by twenty percent to help reduce the Company's costs. Through 2005 this salary reduction has not been restored.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The table that follows sets forth, as of March 21, 2006 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

      Unless otherwise indicated, the address for each of the named individuals is Henry Bros. Electronics, Inc., 280 Midland Avenue, Saddle Brook, New Jersey 07663.

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

      The applicable percentage of ownership is based on 5,896,065 shares outstanding as of March 21, 2006.

                                                               Number of       Percentage of
                                                                 Shares        Common Stock
Name, Address and Title                                       Beneficially     Beneficially
of Beneficial Owner                                              Owned            Owned
----------------------------------------------------------    ------------     -------------
James E. Henry, Chairman, Chief Executive Officer,
  Treasurer and Director .................................     1,400,000           23.7%

Irvin F. Witcosky, Chief Operating Officer, President,
  and Director ...........................................     1,400,000           23.7%

Brian Reach, Vice Chairman, Secretary and Director (1)           138,000            2.3%

Philip A.Timpanaro, Chief Financial Officer (2) ..........         8,333             *

Robert DeLia Sr., Director (3) .......................            41,000             *

James W. Power, Director (4) .........................             2,000             *

Joseph Ritorto, Director (5) .........................            44,000             *

David Sands, Director (6) ............................             2,000             *

All executive officers and directors as a group
  (8 persons) (7) ....................................         3,035,333          50.5%

*   Less than 1%

(1) The amount shown for Mr. Reach includes a currently exercisable option to purchase 88,000 shares of the Company's Common Stock at a price of $7.10 per share.

(2) The amount shown for Mr. Timpanaro includes a currently exercisable option to purchase 8,333 shares of the Company's Common Stock at a price of $5.65 per share.

(3) The amount shown for Mr. DeLia Sr. includes two currently exercisable options to purchase 2,000 shares each of the Company's Common Stock at a price of $7.19 and $4.90 per share, respectively.

(4) The amount shown for Mr. Power includes a currently exercisable option to purchase 2,000 shares of the Company's Common Stock at a price of $6.08 per share.

(5) The amount shown for Mr. Ritorto includes currently exercisable options to purchase 5,000 shares at $7.95 and 2,000 shares each of the Company's common stock at $7.19 and $4.90 per share, respectively.

(6) The amount shown for Mr. Sands includes a currently exercisable option to purchase 2,000 shares of the Company's Common Stock at a price of $4.90 per share.

(7) The amount shown includes currently exercisable options to purchase 113,333 shares of the Company's common stock.

Item 12. Certain Relationships and Related Transactions

      A corporation that Robert Benou, a former Company director, is an officer was paid consulting fees of $3,000 for services provided during the year ended December 31, 2004.

Item 13. Exhibits and Reports

        See index of exhibits annexed hereto.

Item 14. Principal Accountant Fees and Services

      Audit Fees

      The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audits of the Company's annual financial statements on Form 10-KSB and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2005 were $94,179 and for the year ended December 31, 2004 were approximately $60,400.

      Audit Related Fees

      The aggregate fees billed for audit related services by the principal accountant for the year ended December 31, 2005 were approximately $72,804 and for the year ended December 31, 2004 were $14,900. Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

      Tax Fees

      The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2005 was $21,000, and for the year ended December 31, 2004 was $20,000. The services comprising these fees include tax consulting and submitting tax returns.

      All Other Fees

      The aggregate fees billed for all other professional services rendered by the Company's independent auditors for the year ended December 31, 2005 was $375 and for the year ended December 31, 2004 was $800.

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

Date: March 30, 2006             DIVERSIFIED SECURITY SOLUTIONS, INC.

                                 By: /s/ James E. Henry
                                 ----------------------
                                 James E. Henry
                                 Chairman, Chief Executive Officer, Treasurer
                                 and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  SIGNATURE

Date: March 30, 2006             /s/ James E. Henry
                                 ------------------
                                 James E. Henry
                                 Chairman, Chief Executive Officer, Treasurer
                                 and Director

Date: March 30, 2006             /s/ Irvin F. Witcosky
                                 ---------------------
                                 Irvin F. Witcosky
                                 Chief Operating Officer, President and Director

Date: March 30, 2006             /s/ Philip A.Timpanaro
                                 ----------------------
                                 Philip A. Timpanaro
                                 Chief Financial Officer

Date: March 30, 2006             /s/ Robert DeLia Sr.
                                 --------------------
                                 Robert DeLia Sr.
                                 Director

Date: March 30, 2006             /s/ James W. Power
                                 ------------------
                                 James W. Power
                                 Director

Date: March 30, 2006             /s/ Joseph P. Ritorto
                                 ---------------------
                                 Joseph P. Ritorto
                                 Director

Date: March 30, 2006             /s/ Brian Reach
                                 ---------------
                                 Brian Reach
                                 Vice Chairman, Secretary and Director

Date: March 30, 2006             /s/ David Sands
                                 ---------------
                                 David Sands
                                 Director

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2005

Report of Independent Registered Public Accounting Firm Report ........             F - 1

Consolidated Balance Sheet as of December 31, 2005 ....................             F - 2

Consolidated Statements of Operations
   for the Years Ended December 31, 2005 and 2004 .....................             F - 3

Consolidated Statements of Changes in Stockholders' Equity
   for the Years Ended December 31, 2005 and 2004 .....................             F - 4

Consolidated Statements of Cash Flows
   for the Years Ended December 31, 2005 and 2004 .....................             F - 5

Notes to Consolidated Financial Statements ............................     F - 6 - F -24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Henry Bros. Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the years in the two-year period then ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

s/s DEMETRIUS & COMPANY, L.L.C.

Wayne, New Jersey
March 29, 2006

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2005

                                           ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $  2,177,686
   Accounts receivable-net of allowance for doubtful accounts- $811,389                 9,934,954
   Inventory                                                                            1,227,871
   Costs in excess of billings and estimated profits                                    3,110,798
   Deferred tax asset                                                                     931,529
   Prepaid expenses and income tax receivable                                             250,187
   Other assets                                                                           327,535
                                                                                     ------------
      Total current assets                                                             17,960,560
                                                                                     ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,621,115                  1,123,561
GOODWILL                                                                                2,904,344
INTANGIBLE ASSETS - net of accumulated amortization of $459,533                         1,328,509
DEFERRED TAX ASSET                                                                         55,000
OTHER ASSETS                                                                            1,278,662
                                                                                     ------------
   TOTAL ASSETS                                                                      $ 24,650,636
                                                                                     ============

                               LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $  3,538,492
   Accrued expenses                                                                     1,598,086
   Accrued taxes                                                                          461,494
   Billings in excess of costs and estimated profits                                    1,176,813
   Deferred income                                                                        570,489
   Current portion of long term debt                                                      296,666
   Deferred tax liability                                                                  16,199
                                                                                     ------------
      Total current liabilities                                                         7,658,239
                                                                                     ------------

LONG-TERM DEBT, LESS CURRENT PORTION                                                      727,961
DEFERRED TAX LIABILITY                                                                    226,028
                                                                                     ------------
   TOTAL LIABILITIES                                                                    8,612,228
                                                                                     ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued             --
   Common stock, $.01 par value; 10,000,000 shares authorized;
      5,889,399 shares issued and outstanding in 2005 and 5,739,398 in 2004                58,894
   Additional paid in capital                                                          16,956,008
   Deferred compensation                                                                 (342,978)
   Accumulated deficit                                                                   (633,516)
                                                                                     ------------
   TOTAL EQUITY                                                                        16,038,408
                                                                                     ------------
   TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                          $ 24,650,636
                                                                                     ============

        The accompanying notes are an integral part of these statements

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Year ended
                                                            December 31,
                                                        2005           2004
                                                    ------------   ------------
Revenue                                             $ 42,156,188   $ 29,725,718
Cost of revenue                                       31,581,187     22,305,632
                                                    ------------   ------------
   Gross profit                                       10,575,001      7,420,086
                                                    ------------   ------------

Operating Expenses:
Selling general & administrative expenses              8,467,192      7,020,885
                                                    ------------   ------------
Operating profit                                       2,107,809        399,201

Interest income                                           12,507         12,624
Other Expense                                             (3,780)
Interest expense                                         (84,985)       (94,039)
                                                    ------------   ------------
Income before tax expense                              2,031,551        317,786

Tax expense                                              923,273        273,765
                                                    ------------   ------------
Net income after taxes                              $  1,108,278   $     44,021
                                                    ============   ============

BASIC EARNINGS PER COMMON SHARE:
Basic Profit Per Common Share                       $       0.19   $       0.01
                                                    ============   ============
Weighted Average Common Shares                         5,739,398      5,411,964
                                                    ============   ============

DILUTED EARNINGS PER COMMON SHARE:
Diluted Profit Per Common Share:                    $       0.19   $       0.01
                                                    ============   ============
Weighted Average Diluted Common Shares                 5,773,097      5,411,964
                                                    ============   ============

   The accompanying notes are an integral part of these financials statements.

                  HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                       Common Stock
                                       par value $.01                            Additional    Deferred
                                   10,000,000 Authorized     Treasury Stock        Paid-in       Comp-      Retained
                                      Shares     Amount     Shares    Amount       Capital     ensation     Earnings       Total
                                   -----------  --------  --------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2003         5,201,431  $ 52,015    70,891  $ (500,000) $ 13,512,939          --  $ (1,785,815) $ 11,279,139
                                   -----------  --------  --------  ----------  ------------  ----------  ------------  ------------
Shares issued in connection with
   the acquisition of Airorlite
   Communications, Inc.                 37,000       370                             266,030                                 266,400

Shares issued in July 2004 net
   of expenses                         553,333     5,533                           2,952,524                               2,958,057

Employee stock options exercised        18,525       185                             123,108                                 123,293

Value of stock option grants                                                         247,056  $ (247,056)                         --

Amortization of value assigned to
   stock option grants                                                                            68,114                      68,114

Treasury shares cancelled              (70,891)     (709)  (70,891)    500,000      (499,291)                                     --

Net Income for 2004                                                                                             44,021        44,021

                                   -----------  --------  --------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2004         5,739,398    57,394        --          --    16,602,366    (178,942)   (1,741,794)   14,739,024
                                   -----------  --------  --------  ----------  ------------  ----------  ------------  ------------

Value of stock option grants                                                         355,142    (355,142)                         --

Amortization of value assigned to
   stock option grants                                                                           191,106                     191,106

Shares issued in connection with
the acquisition of Securus, Inc.       150,001     1,500                              (1,500)                                     --

Net Income for 2005                                                                                          1,108,278     1,108,278

                                   -----------  --------  --------  ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2005         5,889,399  $ 58,894        --          --  $ 16,956,008  $ (342,978) $   (633,516) $ 16,038,408
                                   ===========  ========  ========  ==========  ============  ==========  ============  ============

   The accompanying notes are an integral part of these financial statements.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the years ended
                                                                         December 31,
                                                                      2005         2004
                                                                  -----------   -----------
Cash flows from operating activities:
   Net income                                                     $ 1,108,278   $    44,021
   Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                637,941       490,856
         Bad debt expense                                             453,889       203,324
         Impairment Charges                                            44,999        77,000
         Stock option expense                                         191,106        68,114
         Deferred income taxes                                        788,471       471,228
         Changes in operating assets and liabilities:
            Accounts receivable                                    (1,327,191)   (2,525,791)
            Inventories                                              (353,296)      214,664
            Costs in excess of billings and estimated profits        (525,876)   (1,819,017)
            Other assets                                           (1,019,060)       69,168
            Prepaid Expenses and income tax receivable                220,210      (284,770)
            Accounts payable                                          201,181     1,121,607
            Accrued expenses                                          225,646       839,245
            Billings in excess of cost and estimated profits         (174,485)      873,783
            Deferred Income                                           527,995      (112,783)
                                                                  -----------   -----------
            Net cash provided by (used in) operating activities       999,808      (269,351)
                                                                  -----------   -----------
Cash flows from investing activities:
   Purchase of business, net of cash acquired                      (1,084,528)     (166,875)
   Purchase of property and equipment                                (202,240)     (236,295)
                                                                  -----------   -----------
      Net Cash used in investing activities                        (1,286,768)     (403,170)
                                                                  -----------   -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock - net of fees                    --     3,081,350
   Net (payments) proceeds from revolving bank lines                  951,692      (600,000)
   Payments of bank loans                                          (1,545,171)     (305,215)
   Net (payments) and proceeds of other debt                          (18,498)     (149,699)
   Capitalized lease payments                                         (78,349)      (26,359)
   Payment of loan payable to owner of acquired company                    --      (100,000)
                                                                  -----------   -----------
      Net Cash provided by (used in) financing activities            (690,326)    1,900,077
                                                                  -----------   -----------
   Increase (decrease) in cash and cash equivalents                  (977,286)    1,227,556
   Cash and cash equivalents - beginning of period                  3,154,972     1,927,416
                                                                  -----------   -----------
   Cash and cash equivalents - end of period                      $ 2,177,686   $ 3,154,972
                                                                  ===========   ===========
Supplemental disclosure of cash flow information:
Amount paid for the period for:
   Interest                                                       $    84,985   $    94,039
   Taxes                                                          $    41,124   $     9,334
Non-cash investing and financing activities:
   Equipment financed                                             $   151,154   $   258,841
   Issuance of stock to acquire businesses                                 --   $   266,400
   Value of stock options issued to employees                     $   355,142   $   247,056

    The accompanying notes are an integral part of the financial statements.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements

NATURE OF OPERATIONS

      Henry Bros. Electronics, Inc., (the "Company") and its subsidiaries, are divided into two business segments - Security System Integration ("Integration") and Specialty Products and Services. The Integration segment provides design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In October 2005 the Company acquired Securus, Inc. a provider of security system integration with offices in Denver and Colorado Springs Colorado. The Specialty Products and Services segment ("Specialty") includes the Company's digital mobile recording business, Viscom Products, Inc. and its emergency preparedness planning programs business. In April 2004, the Company acquired Airorlite Communications, Inc. ("Airorlite") which is included within the Specialty segment. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Each of the Company's segments markets nationwide with an emphasis in the New Jersey/New York, Southern California, Dallas, Phoenix and Denver metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue. The table below shows revenue percentage by geographic location for the years ended December 31:

                                          2005       2004
                                          ----       ----
                New Jersey/ New York        53%        35%
                California                  23         33
                Texas                        8         13
                Arizona                      6          7
                Colorado                     2          -
                                          ----       ----
                  Integration segment       92         88
                  Specialty segment          9         13
                Inter-segment               (1)        (1)
                                          ----       ----
                     Total revenue         100%       100%
                                          ====       ====

      The Company's headquarters are located in Saddle Brook, New Jersey with sales and service facilities located near the Dallas-Fort Worth Airport, Phoenix Arizona Airport, Denver and Colorado Springs, Colorado, two facilities in Saddle Brook, New Jersey, Fullerton, California and New York City.

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      Revenue Recognition - Revenue from a project integration in either the Integration or Specialty segments are recognized on the percentage of completion method, whereby revenue and the related gross profit are determined based upon the actual costs incurred to date for the project to the total estimated project costs to complete. Project costs generally include all material and shipping costs, the Company's direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

      Estimates for the costs to complete the project are continuously updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined. In general, we determine a project to be substantially completed after:

      1. The scope of work is completed which includes installing the equipment as required in the contract.

      2.    System is functional and has been tested.

      3.    Training has been provided.

      The majority of the Company's projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.

      Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2004 and 2005, the company did not bundle any significant service contracts with our systems installation work.

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

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      Revenue and costs relating to security integration systems projects and service agreements are particularly affected by management's estimates. The contract sale price and estimated costs are based upon the facts and circumstances known at the time of the proposal. Estimates for the costs to complete the contract is continuously updated during the performance of the contract. Unpredictable events can occur during the performance of the contract that can increase the costs and reduced the estimated gross profit. Change orders to record additional costs may not be approved or can become subject to long negotiations with the customer and can result in concessions by the Company. Considerable judgments are made during the performance of the contract that affects the Company's revenue recognition and cost accruals that may have a significant impact on the results of operations reported by the Company.

      Cash Equivalents - The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

      Trade Receivables - Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is evaluated on a regular basis by management and is based upon historical experience with the customer, the aging of the past due amounts and the relationship with and economic status of our customers. The evaluation is based upon estimates taking into account the facts and circumstances at the time of the evaluation. Our trade receivables are not collateralized.

      Inventories - Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

      Property and Equipment - Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of related lease term or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.

      Intangible Assets - The Company's intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired.

      Effective January 1, 2002, the company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 "Goodwill and Other Intangible Assets". In accordance with that statement goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the company had not recorded goodwill or

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset's remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis. The company recorded an impairment charge of approximately $45,000 and $77,000 for the write down of customer lists and service contract rights for the years ended December 31, 2005 and December 31, 2004, respectively.

      Goodwill - The Company's goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the Company's reporting unit by analyzing geographic region as management evaluates the Company's performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142. In 2005 and 2004, no charges to operations resulted from management's goodwill impairment evaluation.

      Concentrations of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. As of December 31, 2005, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

      Credit risk is generally diversified due to the large number of customers that make up the Company's customer base and their geographic dispersion resulting from three acquisitions in 2002. The Company performs an ongoing credit evaluation of its customers. In 2005 billings to one customer represented 15% of the Company's consolidated revenue or 16% of revenue from the Integration segment. Revenues to local government agencies were 39% and 20% of total revenue for the years ended December 31, 2005 and 2004, respectively.

      There are a few vendors from whom we obtain devices and software for specific access control, imaging, remote transmission, smart key and mobile applications. The loss of any one of these companies as suppliers could have a materially adverse impact on our business, financial

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

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

      Fair Value of Financial Instruments - The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2005.

      Advertising Costs - The Company expenses advertising cost when the advertisement occurs. Total advertising expenses amounted to approximately $40,346 and $44,466 for the years ended December 31, 2005 and 2004, respectively.

      Stock Based Compensation - In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transitions to SFAS No 123's fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity's accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. In 2005, the company charged $191,106 to operations for the fair value of those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

      Warranty - The Company offers warranties on all products, including parts and labor that ranges from one to three years, depending upon the product. For products made by others, the Company passes along the manufacturer's warranty to the end user. The Company charges

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

operations with warranty expenses as incurred. For the years ended December 31, 2005 and 2004, warranty expense was approximately $49,231 and $152,500, respectively.

      Net Income Per Share - The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

      Segment Information - FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), that establish standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company has identified two operating segments in which it operates; Security Systems Integration ("Integration") and Specialty Products and services ("Specialty"). The Integration segment provides design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. In October 2005 the Company acquired Securus, Inc. a provider of security system integration with offices in Denver and Colorado Springs Colorado. The Specialty Products and Services segment ("Specialty") includes the Company's digital mobile recording business, Viscom Products, Inc. and its emergency preparedness planning programs business. In April 2004, the Company acquired Airorlite Communications, Inc. ("Airorlite") which is included within the Specialty segment. Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Each of the Company's segments market nationwide with an emphasis in the New Jersey/New York, Southern California, Dallas, Phoenix and Denver metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

      New Accounting Pronouncements - In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," ("SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consisted of the following at December 31, 2005:

            Completed contracts including retentions                 $ 3,189,288
            Contracts in progess                                       6,894,444
            Current retentions                                           662,611
                                                                     -----------
                                                                      10,746,343
            Less allowance for doubtful accounts                         811,389
                                                                     -----------
                                                                     $ 9,934,954
                                                                     ===========

      At December 31, 2005 one customer represented 12.5% of the net accounts receivable.

3.    COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

      Costs and billing on uncompleted contracts at December 31, 2005 consisted of the following:

   Cost incurred on uncompleted contracts                           $ 32,014,993
   Billings on uncompleted contracts                                  30,081,008
                                                                    ------------
                                                                    $  1,933,985
                                                                    ============

   Included in accompanying Balance Sheets under the following captions:

   Costs in Excess of Billings on Uncompleted Contracts             $  3,110,798
   Billing in excess of costs on Uncompleted Contracts                 1,176,813
                                                                    ------------
                                                                    $  1,933,985
                                                                    ============

4.    INVENTORIES

      Inventories consist of the following at December 31, 2005:

            Component Parts       $   144,028
            Finished Goods          1,083,843
                                  -----------
                                  $ 1,227,871
                                  ===========

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

5.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31, 2005:

            Office Equipment                                        $    949,148
            Demo and Testing Equipment                                   111,485
            Automotive Equipment                                       1,414,647
            Computer Equipment                                           960,134
            Machinery and Equipment                                      209,191
            Leasehold Improvements                                       100,071
                                                                    ------------
                                                                       3,744,676
            Less Accumulated Depreciation                              2,621,115
                                                                    ------------
                                                                    $  1,123,561
                                                                    ============

      Depreciation expense was approximately $488,899 and $340,268 for the years ended December 31, 2005 and December 31, 2004, respectively.

Equipment under capital leases included in Property and Equipment at December 31, 2005 is as follows:

            Automotive equipment                                    $    309,128
            Less accumulated depreciation                                 99,306
                                                                    ------------
                                                                    $    209,822
                                                                    ============

6.    GOODWILL

      Goodwill, as of December 31, 2005, consisted of the following:

      National Safe of California                        $ 1,267,580
      Photo Scan Systems                                     346,000
      Henry Bros. Electronics (Arizona)                      317,114
      Airolite Communications, Inc.                          203,650
      Securus, Inc.                                          770,000
                                                         -----------
                                                         $ 2,904,344
                                                         ===========

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                     Acquired                Covenant                    Total
                                     Customer    Service      Not to       Trade      Amortizable      Trade         Total
                                       List       Rights     Compete        Name      Intangibles       Name      Intangibles
                                    ---------   ---------   ---------   -----------   -----------   -----------   -----------
Gross carrying value:
   December 31, 2004                $ 464,201   $ 494,108   $ 228,920                 $ 1,187,229   $   315,114   $ 1,502,343
Additions                             260,000                                80,000       340,000                     340,000
Impairment charge                     (17,742)    (36,559)                                (54,301)                    (54,301)
                                    ---------   ---------   ---------   -----------   -----------   -----------   -----------
   December 31, 2005                  706,459     457,549     228,920        80,000     1,472,928       315,114     1,788,042
                                    ---------   ---------   ---------   -----------   -----------   -----------   -----------

Accumulated amortization:
   December 31, 2004                  (71,040)   (100,527)   (138,924)                   (310,491)                   (310,491)
Amortization                          (38,879)    (54,829)    (60,636)       (4,000)     (158,344)                   (158,344)
Impairment charge                       4,651       4,651                                   9,302                       9,302
                                    ---------   ---------   ---------   -----------   -----------   -----------   -----------
   December 31, 2005                 (105,268)   (150,705)   (199,560)       (4,000)     (459,533)            -      (459,533)
                                    ---------   ---------   ---------   -----------   -----------   -----------   -----------
      Net Carrying Value            $ 601,191   $ 306,844   $  29,360   $    76,000   $ 1,013,395   $   315,114   $ 1,328,509
                                    =========   =========   =========   ===========   ===========   ===========   ===========
   Weighted average life in years          11           6           3             5             6

      Amortization expense was $158,344 and $150,588 for the years ended December 31, 2005 and December 31, 2004, respectively.

Future amortization expense for each of the next five years ended December 31 follows:

                            2006                 $166,227
                            2007                  163,560
                            2008                  163,560
                            2009                  111,972
                            2010                  111,972

8.    LONG-TERM DEBT

      On June 30, 2005, Company entered into a loan agreement (the "Loan Agreement") with Hudson United Bank ("Hudson") pursuant to which Hudson extended a $4 million two-year credit facility (the "Revolving Loan"), to the Company and refinanced $1 million of existing indebtedness to Hudson into a five year term loan (the "Term Loan").

      Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at Hudson's prime rate (7.25% at December 31, 2005) through May 1, 2007 when all amounts outstanding under the Revolving loan is due. At December 31, 2005 there was no balance outstanding under the Revolving Loan.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729.65 commencing July 30, 2005 and continuing thru June 30, 2010. Interest under the Term Loan is 6.75%.

      The Company is required to maintain certain financial and reporting covenants under the terms of the Loan Agreement.

Long-term debt included of the following balances at December 31, 2005:

      Term loan at 6.75% interest, payable in monthly installments
      thru June 30, 2010                                             $  724,829

      Capitilzed lease obligations due in monthly installments of
      $9,083, including interest ranging from 4.25% to 5.0%             246,215

      Other miscellaneous debt                                           53,583
                                                                     ----------
                                                                      1,024,627
      Less current portion                                              296,666
                                                                     ----------
                                                                     $  727,961
                                                                     ==========

      The weighted average prime interest rtes for the years ended December 31, 2005 and 2004 were 6.4% and 4.6%, respectively.

      Future minimum lease payments for assets under capital leases for the years ended

                                                     December 31,
                                                     ------------
                                                         2006       $   105,925
                                                         2007           105,925
                                                         2008            63,542
                                                         2009            16,841
                                                                    -----------
      Total                                                             292,233
      Amount representing interest                                       46,018
                                                                    -----------
      Present Value of net minimum lease payments                   $   246,215
                                                                    ===========

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      Aggregate maturities of all outstanding debt for each of the years ended:

                                                 December 31,
                                                 ------------
                                                     2006       $   296,666
                                                     2007           314,039
                                                     2008           283,021
                                                     2009           130,901

9.    INCOME TAXES

      The tax provision for the years ended December 31, consists of the following:

                                                     2005           2004
                                                 -----------     ----------
      Federal
         Current                                 $   854,857     $    5,117
         Benefit of net operating loss              (816,000)
         Deferred                                    670,500        122,704
      State
         Current                                     136,945        115,268
         Benefit of net operating loss               (41,000)
         Deferred                                    117,971         30,676
                                                 -----------     ----------
                                                 $   923,273     $  273,765
                                                 ===========     ==========

      Deferred income tax assets and liabilities at December 31, 2005 are comprised of the following:

      Deferred tax asset:
           Allowance for doubtful accounts               $   318,730
           Accrued absences                                   26,361
           Accrued warranty                                  164,613
           Depreciation                                       16,426
           Inventory                                          10,188
           Stock compensation                                185,104
           Intangible assets                                  55,000
           Net operating loss carryforward                   210,107
                                                         -----------
      Total deferred tax asset                               986,529
                                                         -----------

         Short-term                                          931,529
         Long-term                                            55,000

      Deferred tax liability:
         Cash to accrual basis                               (16,199)
         Intangible assets                                  (226,028)
                                                         -----------
      Total deferred tax liability                          (242,227)
                                                         -----------
         Short-term                                          (16,199)
                                                         -----------
         Long-term                                          (226,028)
                                                         -----------
           Net deferred tax asset                        $   744,302
                                                         ===========

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      The Company has a Federal net operating loss carryforward of approximately $517,505 that expires in 2023.

      The provision for income taxes reported for the years ended December 31, differs from that computed using the United States statutory tax rate of 34% due to the following:

                                                            2005         2004
                                                         ----------  ----------
      Provision for taxes computed using the
         statutory rate                                  $  737,275  $  108,048
      State taxes, net of federal tax benefit                95,660      69,916
      Permanent differences                                  14,782      15,066
      Other                                                  75,556           -
      Revised estimate to deferred tax                            -      71,401
      Additional state income tax from prior year                 -       9,334
                                                         ----------  ----------
         Provision for income taxes                      $  923,273  $  273,765
                                                         ==========  ==========

10.   INCENTIVE STOCK OPTION PLAN

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

      On May 10, 2002, the Board of Directors approved the 2002 Incentive Stock Option Plan (the "2002 Plan"), which the shareholders subsequently approved on October 28, 2002. The 2002 Plan allows the granting of incentive stock options or non-qualified stock options to the Company's employees, directors and consultants, up to a maximum purchase of 230,000 shares of its common stock. All stock options granted under the 2002 Plan will be exercisable at such time or times and in

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012, or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first. The exercise price of the stock option will be at fair market value. Vesting is at the discretion of the Compensation Committee. The 2002 Plan allows for immediate vesting if there is a change of control. As of December 31, 2005, a total of 240,100 options are available for future grant under both the 1999 Plan and the 2002 Plan.

      A summary of stock option activity under the 1999 Plan and the 2002 Plan are as follows:

                                                                    Shares
                              Shares            Weighted          subject to
                            subject to          average          exercisable
                              options        exercise price        options
                            ----------       --------------      -----------
   December 31, 2003          223,200          $    6.51           147,924

   Options granted            136,000          $    7.12
   Options exercised          (18,525)         $    6.66
   Options terminated         (31,100)         $    6.91
   December 31, 2003          309,575          $    6.79           192,457

   Options granted            205,000          $    4.87
   Options exercised               --                 --
   Options terminated         (43,200)         $    6.84
                              -------
   December 31, 2004          471,375          $    5.95           240,375
                              =======

      The following tables summarize information about stock options outstanding under the 1999 Plan and 2002 Plan as of December 31, 2005:

                             Options Outstanding           Options Exercisable
                    ------------------------------------  ---------------------
                                   Weighted
                                    Average     Weighted    Number     Weighted
                       Number      Remaining    Average   Exercisable   Average
   Range of          Outstanding  Contractual   Exercise      At       Exercise
   Exercise Prices  At Dec. 2005  Life (Years)    Price    Dec. 2005     Price

   $ 4.65-$7.95        471,375        4.6       $ 5.95      240,375     $ 6.70

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      Deferred compensation cost is being amortized over the vesting period of up to five years. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

                                            Options
                                          -----------
                                          2005   2004
                                          ----   ----
      Expected Life (years)                  3      3
      Expected volatility                 33.0%  20.7%
      Risk-free interest rates             3.9%   3.3%

      The weighted average fair value per share of options granted during 2005 and 2004 was $1.77 and $1.82, respectively.

11.   STOCKHOLDERS' EQUITY

      In connection with the acquisition of Securus Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock of which 150,001are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.

      ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc ("Airorlite") effective April 1, 2004. The purchase consisted of $200,000 in cash and 37,000 shares of the Company's common stock, valued at $266,400. ACI Acquisition Corporation was subsequently renamed Airorlite Communication's Inc. These shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, regarding transactions not involving a public offering.

      On July 28, 2004, the Company completed a $3,319,998 private placement of its common stock to certain qualified institutional investors. Under the terms of the agreement, the Company sold an aggregate of 553,333 shares of common stock for $6.00 per share. The Company also has granted the investors a warrant to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent received a commission of 8% of the proceeds plus expenses and was issued a warrant to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. After expenses, the net proceeds of the transaction were $2,958,058. The Company filed a registration statement with the SEC covering the resale of the shares sold under this private placement and the shares issuable upon the exercise of the warrants on August 29, 2004, which statement was declared effective on September 7, 2004.

      On December 31, 2003, the Board of Directors authorized the issuance of 52,550 shares of restricted stock to employees. These shares were valued at $294,280 and the Company included this

              HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

expense in the Consolidated Statements of Operations for 2003. On November 5, 2004, the Company's shareholders approved the issuance of these shares. These shares were restricted from resale for a one year period and were issued on January 3, 2005.

      On November 1, 2001, the Company entered into an agreement with The Wall Street Group, Inc. ("WSG") to provide financial public relations services to the Company (the "Agreement"). Under the Agreement, WSG was paid a monthly fee and reimbursed out-of-pocket expenses, and earned options for the purchase of the Company's common stock. The Agreement also provided WSG with the right to have the shares issued under the Agreement, registered for sale under the Securities Act of 1933. Throughout the term of the Agreement until its termination on April 6, 2003, Wall Street Group earned options for the purchase of up to 45,996 shares of the Company's common stock having an average exercise price of $6.99 per share. These options are exercisable with 40,000 expiring in November 2006 and the balance in November 2007. The options were not granted as part of the Company's 1999 Plan or 2002 Plan.

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

      Treasury Stock - On November 5, 2004, a resolution of the Board of Directors provided for the return of shares held in treasury unissued shares.

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

Warrants - In connection with the Company's private placement of its common stock to certain qualified institutional investors in July 2004 (as noted above), such investors were issued warrants to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the

              HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

issuance. In addition, the Placement Agent was issued warrants to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. These warrants will expire January 27, 2010.

      A total of 951,137 common shares are reserved for exercise of employee stock options and warrants as of December 31, 2005.

12.   COMMITMENTS

      Leases - The Company leases its office and warehouse facilities under operating leases that expire through 2010. Future minimum rental payments, under non-cancelable leases as of December 31, 2005, are as follows:

      2006           $ 396,000
      2007             119,000
      2008             114,000
      2009             115,000
      2010             101,000

      Rent expense under operating leases were approximately $421,000 and $381,000 for the years ended December 31, 2005 and 2004, respectively.

13.   EMPLOYEE BENEFIT PLAN

      As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the "401-K Plan"). The Company may match up to three percent of qualifying employees' compensation when contributed to the 401-K Plan. As of September 1, 2003, the Company decided to discontinue matching employee contributions to the 401-K Plan but may resume discretionary matches in the future. The Company's contributions to the employees' accounts vest equally over three years and the employee contribution to their own account vests immediately. There were no Company matching contributions to the 401-K plan during 2005 or 2004.

14.   RELATED PARTED TRANSACTIONS

      The Company paid consulting fees of approximately $3,000 for the year ended December 31, 2004, to a corporation that had a former Director of the Company as an officer.

15.   CONTINGENT LIABILITIES

      From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management's opinion, none of these claims is likely to have a material affect on the Company's consolidated financial statements.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

16.   SEGMENT DATA

      Selected information by business segment is presented in the following tables for the years ended December 31:

                                            2005           2004
                                        ------------   ------------
            Revenue

            Integration                 $ 38,848,317   $ 26,255,044
            Specialty                      3,890,952      3,734,038
            Inter-segment                   (583,081)      (263,664)
                                        ------------   ------------
               Total revenue            $ 42,156,188   $ 29,725,418
                                        ============   ============

            Operating Profit

            Integration                 $  2,928,282   $    630,433
            Specialty                        574,920      1,084,167
            Corporate expenses            (1,395,393)    (1,315,399)
                                        ------------   ------------
               Total operating profit   $  2,107,809   $    399,201
                                        ============   ============

      Selected balance sheet information by business segment is presented in the following table as of December 31, 2005:

            Total Assets

            Integration                 $ 18,972,912
            Specialty                      2,816,577
            Corporate                      2,861,147
                                        ------------
               Total assets             $ 24,650,636
                                        ============

17.   ACQUISITIONS

      On October 10, 2005 we acquired Securus, Inc. ("Securus") a privately held company established in 1969 having offices in Denver and Colorado Springs, Colorado. Securus designs, installs and maintains physical electronic security systems for government and commercial enterprises. Securus will be included as part of our Integration business segment.

Under the terms of the Stock Purchase Agreement with the Securus shareholders, pursuant to which we acquired all of the issued and outstanding stock of Securus, we paid an aggregate purchase price of $1,110,000 comprised of $770,000 cash to the selling shareholders, the assumption and subsequent repayment of $240,000 of Securus bank debt and incurred approximately $100,000 in transactions costs. We also issued and placed into escrow 150,001 shares of our common stock which may be earned out through December 31, 2010 based upon the aggregate value of the earnings

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

before interest and tax ("EBIT") to $2,960,000. In addition, the selling shareholders may earn an additional amount of up to $200,000 based upon one third of the aggregate EBIT earned in excess of $2,960,000 thru December 31, 2010.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values as follows:

        Cash and cash equivalents                           $    25,472
        Accounts receivable-net                                 379,886
        Inventory                                                89,169
        Costs in excess of billings and estimated profits       314,322
        Other assets                                            300,581
                                                            -----------
           Total current assets                               1,109,430
                                                            -----------
        Property and equipment-net                               28,793
        Amortizable intangible assets:
           Customer relationships (9 year life)                 260,000
           Trademark and trade name (5 year life)                80,000
        Deferred tax asset                                      156,880
        Other assets                                             56,581
                                                            -----------
           Total assets                                       1,691,684
        Total current liabilities                            (1,091,287)
        Non current deferred revenue                           (260,397)
                                                            -----------
           Net assets acquired                              $   340,000
                                                            ===========

The excess purchase price of $770,000 was assigned to goodwill.

                 HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (continued)

      Selected unaudited pro forma consolidated statements of income data for each of the years ended December 31, 2005 and 2004 assuming that Securus was included in our results from the beginning of 2004 is as follows:

                                                2005          2004
                                           ------------  ------------
         Revenue                           $ 45,888,287  $ 34,721,320
         Net income                        $  1,187,156  $   (217,517)

         Earnings per share:
            Basic                          $       0.21  $      (0.04)
            Diluted                        $       0.20  $      (0.04)

         Weighted average common shares:
            Basic                             5,739,398     5,411,964
            Diluted                           5,889,399     5,561,965

      The pro forma information is for illustrative purposes only, and does not necessarily indicate what the operating results of the combined companies would be had the acquisition actually occurred at the beginning of 2004, nor does it necessarily indicate the company's future operating results.

      The above pro forma income data was prepared assuming that the acquisition took place on January 1, 2004 and gives effect to the following items: (i) the amortization of intangibles using there assumed useful life, (ii) interest expense at 5% (the average prime rate for the period) on the purchase price less the $240,000 of refinanced acquired debt from the beginning of the period through the transaction date, (iii) the tax benefit on items (i) and (ii) using a 46% effective tax rate.

                                  EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-KSB:

Exhibit                                                                                      Method
Number     Description of Document                                                          of Filing
3.1   --   Certificate of Incorporation of the Company ..................................         (1)
3.2   --   By-laws of the Company .......................................................         (1)
3.3   --   Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on July 5, 2001 ...............................................         (2)
3.4   --   Certificate of Amendment of the Certificate of Incorporation of the
           Company, filed on August 28, 2001 ............................................         (2)
4.1   --   Specimen Common Stock Certificate of the Company .............................         (3)
4.2   --   Underwriter's Warrant Agreement ..............................................         (3)
10.1  --   2002 Stock Option Plan .......................................................         (5)
10.2  --   Employment Agreement between the Company and James E. Henry ..................         (1)
10.3  --   Employment Agreement between the Company and Irvin F. Witcosky ...............         (1)
10.4  --   Employment Agreement between the Company and Louis Massad ....................         (1)
10.5  --   1999 Incentive Stock Option Plan and form of Stock Option Agreement ..........         (1)
10.6  --   Amendment to Employment Agreement between the Company and Louis Massad .......         (2)
10.7  --   Office Lease between the Company and Midland Holding Co., Inc. ...............         (4)
10.8  --   Office Lease between the Company and Eagle-DFW, Inc. .........................         (4)
10.9  --   Amendment to Employment Agreement between the Company and James E. Henry .....         (4)
10.10 --   Amendment to Employment Agreement between the Company and Irvin F. Witcosky ..         (4)
10.11 --   Agreement between the Company and Administaff, Inc. ..........................         (7)
14.1  --   Code of Ethics ...............................................................         (6)
21.1  --   List of Subsidiaries .........................................................         (*)
31.1  --   Certification of Chief Executive Officer pursuant to Rule 13a- 14 (a) or
           Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 ..................................................................         (*)
31.2  --   Certification of Chief Operating Officer pursuant to Rule 13a- 14 (a) or
           Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 ..................................................................         (*)
31.3  --   Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) or
           Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
           Act of 2002 ..................................................................         (*)
32    --   Section 1350 Compliance ......................................................         (*)

(1) Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12, 2002(The "Registration Statement").

(2) Incorporated by reference to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on September 25, 2001.

(3) Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

(4) Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

(5) Incorporated by reference to the Company's Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 27, 2002.

(6) Incorporated by reference to the Company's Annual Report on 10-KSB for the Company for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission on April 1, 2004.

(7) Incorporated by reference to the Company's Annual Report on 10-KSB for the Company for the Year Ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

(*) Filed herewith.