Form 10-Q
period 2006-03-31
Henry Bros. Electronics, Inc.
filed 2006-05-15
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 05-62411

Henry Bros. Electronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3690168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

280 Midland Avenue
Saddle Brook, New Jersey 07663
(address of principal executive offices) (Zip Code)
Issuer’s Telephone number, including area code: (201) 794-6500

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

          Large accelerated filer     ☐      Accelerated filer     ☐     Non-accelerated filer     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes    ☐     No   ☒

Number of shares outstanding of the issuer’s Common Stock:

Class:	Outstanding as of May 4, 2006
Common stock, $.01 par value	5,896,065

PART 1 - FINANCIAL INFORMATION

Part 1 - Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$726,711	$2,177,686
Accounts receivable-net of allowance for doubtful accounts- $861,816 at March 31, 2006 and $811,389 at December 31, 2005	10,190,864	9,934,954
Inventory	1,214,666	1,227,871
Costs in excess of billings and estimated profits	3,468,724	3,110,798
Deferred tax asset	952,046	931,529
Prepaid expenses and income tax receivable	438,024	250,187
Other assets	363,746	327,536

Total current assets	$17,354,781	$17,960,560

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,735,593 at March 31, 2006 and $2,621,115 at December 31, 2005	1,078,934	1,123,561
GOODWILL	2,904,344	2,904,344
INTANGIBLE ASSETS - net of accumulated amortization of $488,935 at March 31, 2006 and and $459,533 at December 31, 2005	1,295,106	1,328,509
DEFERRED TAX ASSET	55,000	55,000
OTHER ASSETS	1,548,295	1,278,661

TOTAL ASSETS	$24,236,460	$24,650,636

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,640,242	$3,538,492
Accrued expenses	2,033,532	1,598,086
Accrued Taxes	79,923	461,494
Billings in excess of costs and estimated profits	1,345,646	1,176,813
Deferred income	556,986	570,489
Current portion of long term debt	287,001	296,666
Deferred tax liability	8,100	16,199

Total current liabilities	$6,951,430	$7,658,238

LONG-TERM DEBT, LESS CURRENT PORTION	694,187	727,961
DEFERRED TAX LIABILITY	245,870	226,028

TOTAL LIABILITIES	$7,891,487	$8,612,227

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,896,065 shares issued and outstanding in 2006 and 5,889,399 in 2005	58,960	58,894
Additional paid in capital	16,986,938	16,956,008
Deferred compensation	(293,096)	(342,978)
Accumulated deficit	(407,829)	(633,516)

TOTAL EQUITY	16,344,973	16,038,408

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$24,236,460	$24,650,636

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended
	March 31,
	2006	2005

Revenue	$9,155,078	$8,613,074
Cost of revenue	6,159,373	6,429,293

Gross profit	2,995,705	2,183,781

Operating Expenses:
Selling general & administrative expenses	2,562,284	2,050,750

Operating Profit	$433,421	$133,031

Interest income	180	3,753
Interest (expense)	(26,728)	(19,821)

Income before tax expense	$406,873	$116,963

Tax expense	181,186	54,666

Net income after taxes	$225,687	$62,297

BASIC EARNINGS PER COMMON SHARE:
Basic Profit Per Common Share	$0.04	$0.01

Weighted Average Common Shares	5,742,064	5,739,398

DILUTED EARNINGS PER COMMON SHARE:
Diluted Profit Per Common Share:	$0.04	$0.01

Weighted Average Diluted Common Shares	5,904,177	5,739,398

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$225,687	$62,297
Adjustments to reconcile net income from operations to net cash used in operating activities:
Depreciation and amortization	147,881	155,563
Bad debt expense	120,500	68,500
Stock option expense	49,882	35,886
Deferred income taxes	(8,774)	43,848
Changes in operating assets and liabilities:
Accounts Recievable	(376,410)	(455,561)
Inventories	13,205	(49,243)
Costs in excess of billings and estimated profits	(357,926)	(778,002)
Other assets	(305,843)	(219,720)
Prepaid Expenses and income tax receivable	(187,837)	68,095
Accounts payable	(898,251)	774,514
Accrued expenses	53,875	(313,591)
Billings in excess of cost and estimated profits	168,833	194,318
Deferred Income	(13,503)	—

Net cash used in operating activities	$(1,368,681)	$(413,096)

Cash flows from investing activities:
Purchase of property and equipment	(37,799)	(56,620)

Net Cash used in investing activities	$(37,799)	$(56,620)

Cash flows from financing activities:
Proceeds from stock options exercised	$30,996	—
Payments of bank loans	(53,994)	(40,477)
Net payments of other debt	(3,977)	—
Capitalized lease payments	(17,520)	(8,571)

Net Cash used in financing activities	$(44,495)	$(49,048)

Decrease in cash and cash equivalents	(1,450,975)	(518,764)
Cash and cash equivalents - beginning of period	2,177,686	3,154,972

Cash and cash equivalents - end of period	$726,711	$2,636,208

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$26,728	$19,821
Taxes	$114,013	$54,666
Non-cash investing and financing activities:
Equipment financed	$32,052	—
Value of stock options issued to employees	—	$303,663

The accompanying notes are an integral part of the financial statements.

HENRY BROS ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

          Henry Bros. Electronics, Inc., the (“Company”) (formally Diversified Security Solutions, Inc.) and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix, Denver and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, maintenance service revenue. In October of 2005, the Company acquired Securus, Inc. (“Securus”). Securus is a security integrator with offices in Denver and Colorado Springs. The table below shows the sales percentages by geographic location for the three months ended March 31, 2006 and 2005 as follows:

	Three Months Ended March 31,

	2006	2005

New Jersey/ New York	45%	53%
California	28	23
Texas	5	8
Arizona	6	6
Colorado	14	2

Integration Segment	98%	92%
Specialty Segment	7	9
Inter-segment	(5)	(1)

Total	100%	100%

          The Company’s headquarters are located in Saddle Brook, New Jersey with sales and service facilities located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, Denver, and Colorado Springs, Colorado, two facilities in Saddle Brook, New Jersey, Fullerton, California and New York City.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

HENRY BROS ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

2.	Net Income Per Share

          The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3.	Stock Based Compensation

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation- Transition and Disclosure”. SFAS No. 148 provides alternative methods of transitions to SFAS No 123’s fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No.25 to require, in the summary of significant policies, the effect of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the three months ended March 31, 2006 and 2005 the Company charged $61,314 and $35,886 respectively to operations for those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

4.	Segment Data

          Selected information by business segment is presented in the following tables:

	For the three months ended March 31
	2006	2005

Revenue
Total Integration	$8,996,361	$8,564,017
Specialty Products and Services	634,710	184,807
Inter-Segment	(475,993)	(135,750)

Total Revenue	$9,155,078	$8,613,074

Operating Profit (Loss)
Total Integration	$775,872	$732,945
Specialty Products and Services	(16,003)	(283,100)
Corporate	(326,448)	(316,814)

Total Operating Profit (Loss)	$433,421	$133,031

          Selected balance sheet information by business segment is presented in the following table as of March 31, 2006.

Total Assets
Total Integration	$18,791,452
Specialty Products and Services	2,583,860
Corporate	2,861,147

Total Assets	$24,236,459

HENRY BROS ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

5	Contingent Liabilities

          From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s financial statements.

          Critical Accounting Polices

          Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-KSB for year ended December 31, 2005. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Three Months Ended March 31, 2006 and March 31, 2005

          Sales - Sales for the three months ended March 31, 2006 were $9,155,078 representing an increase of $542,004 or 6.3 % as compared to $8,613,074 for the three months ended March 31, 2005. This increase in Sales can be primarily attributable to the strong first quarter performance by Securus. In addition, despite the seasonal nature of our business booked orders rose 14.5% to $6,500,000 in the first quarter of 2006 as compared to $5,600,000 in the first quarter of 2005. The Company’s backlog as of March 31, 2006 was $14,359,959.

          Cost of Sales - Cost of sales for the three months ended March 31, 2006 was $6,159,373 as compared to $6,429,293 for the three months ended March 31, 2005. The gross profit margin for the three months ended March 31, 2006 was 32.7% as compared to 25.4% for the three months ended March 31, 2005. The improved gross profit percentage is due in part to lower material costs as a percentage of sales in the 2006 period versus the 2005 period.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,562,284 for the three months ended March 31, 2006 as compared to $2,050,750 for the three months ended March 31, 2005. This increase of 24.9% or $511,534 was primarily attributed to increased costs associated with the Securus acquisition in our 2005 fourth quarter and to a lesser extent a lower direct labor utilization rate in the first quarter of 2006 versus the prior year’s quarter.

          Interest Income – Interest income for the three months ended March 31, 2006 was $180 as compared to $3,753 for the three months ended March 31, 2005. The decrease is directly related to lower cash balances available to invest during the first quarter of 2006 versus the same 2005 period.

          Interest Expense - Interest expense for the three months ended March 31, 2006 was $26,728 as compared to $19,821 for the three months ended March 31, 2005. The increase of $6,907 is due to the accrual of an additional months interest on our term loan as well as the addition of several Capital Lease obligations in the California region, along with the purchase of three new vehicles in the New York metro region during 2005.

           Net Income - As a result of the above noted factors our net income for the three months ended March 31, 2006 and March 31, 2005 was $225,687 and $62,297, respectively. This resulted in basic earnings per share of $0.04 on weighted average common shares outstanding of 5,742,064 for the three months ended March 31, 2005, as compared to basic earnings per share of $0.01 on weighted average common shares outstanding of 5,739,398 for the three month period ended March 31, 2005.

          Liquidity and Capital Resources - As of March 31, 2006, we had cash and cash equivalents of $726,711.

          During the three months ended March 31, 2006, net cash used in operating activities was $1,368,681 due in large part to the increase in our accounts receivable as well as a decrease in our accounts payable. We purchased property and equipment of $37,799 and reduced our debt by $75,491. Our working capital requirements have remained constant over the past four reporting quarters.

          Forward Looking Statements

          When used in this discussion, the words “believes”, “anticipates”, “contemplated”, “expects”, or similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, significant variations in recognized revenue due to customer caused delays in installations, cancellations of contracts by our customers, and general economic conditions which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company undertakes no obligation to publicly release the results of any revisions to those forward looking statements that may be made to reflect events or circumstances after this date or to reflect the occurrence of unanticipated events.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

          We have one credit facility for which the interest rate on outstanding borrowings is variable. At December 31, 2005 and during the three month period ended March 31, 2006 no amounts were outstanding under this credit facility.

Item 4.	Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          Pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934 as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures

(i)	are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings;

(ii)

are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms; and

(iii)

include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Security Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          (b) Change in Internal Controls over Financial Reporting

As required by Rule 13a-15(d), the company’s executive management including the Chief Executive Officer, the Chief Operating officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any change occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there have been no changes in the Company’s internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

As of the quarter ended March 31, 2006 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006	/s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer, Treasurer and Director

Date: May 12, 2006	/s/ IRVIN F. WITCOSKY

Irvin F. Witcosky

Chief Operating Officer, President, and Director

Date: May 12, 2006	/s/ PHILIP A. TIMPANARO

Philip A. Timpanaro

Chief Financial Officer