Form 10-Q
period 2006-06-30
Henry Bros. Electronics, Inc.
filed 2006-08-14
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class:	Outstanding as of August 4, 2006
Common stock, $.01 par value	5,896,065

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2006	Audited December 31, 2005

		(Reclassified)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$641,424	$2,177,686
Accounts receivable-net of allowance for doubtful accounts- $858,598 at June 30, 2006 and $811,389 at December 31, 2005	9,635,134	9,934,954
Inventory	1,290,036	1,227,871
Costs in excess of billings and estimated profits	3,045,047	3,110,798
Deferred tax asset	692,182	931,529
Prepaid expenses and income tax receivable	549,026	250,187
Other assets	371,649	327,536

Total current assets	16,224,498	17,960,561

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $2,727,078 at June 30, 2006 and $2,621,115 at December 31, 2005	1,060,962	1,123,561
GOODWILL	2,904,344	2,904,344
INTANGIBLE ASSETS - net of accumulated amortization of $536,854 at June 30, 2006 and $459,533 at December 31, 2005	1,251,187	1,328,509
DEFERRED TAX ASSET	316,409	55,000
RETAINAGE RECEIVABLE	1,832,446	1,210,014
OTHER ASSETS	147,670	68,647

TOTAL ASSETS	$23,737,516	$24,650,636

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$2,303,848	$3,538,492
Accrued expenses	1,188,393	1,942,780
Accrued taxes	676,025	461,494
Billings in excess of costs and estimated profits	1,473,881	1,176,813
Deferred income	179,593	225,795
Current portion of long term debt	257,438	296,666
Deferred tax liability	16,199	16,199
Customer deposits	228,865	—

Total current liabilities	6,324,242	7,658,239

LONG-TERM DEBT, LESS CURRENT PORTION	717,842	727,961

DEFERRED TAX LIABILITY	263,434	226,028

TOTAL LIABILITIES	7,305,518	8,612,228

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,896,065 shares issued and outstanding in 2006 and 5,889,399 in 2005	58,961	58,894
Additional paid in capital	17,053,489	16,956,008
Deferred compensation	(302,624)	(342,978)
Accumulated deficit	(377,828)	(633,516)

TOTAL EQUITY	16,431,998	16,038,408

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,737,516	$24,650,636

The accompanying notes are an integral part of these financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Revenue	$19,185,196	$18,811,900	$10,030,118	$10,198,826
Cost of revenue	13,625,455	13,733,970	7,466,082	7,304,677

Gross profit	5,559,741	5,077,930	2,564,036	2,894,149

Operating Expenses:
Selling, general & administrative expenses	5,066,612	4,354,545	2,504,328	2,303,795

Operating Profit	493,129	723,385	59,708	590,354

Interest income	6,414	9,406	6,234	5,663
Other expense	(4,084)	(3,780)	(4,084)	(3,780)
Interest expense	(35,618)	(40,677)	(8,890)	(20,856)

Income before tax expense	459,841	688,334	52,968	571,381

Tax expense	204,153	320,075	22,967	265,409

Net income after taxes	$255,688	$368,259	$30,001	$305,972

BASIC EARNINGS PER COMMON SHARE:
Basic Profit Per Common Share	$0.04	$0.06	$0.01	$0.05

Weighted Average Common Shares	5,742,064	5,739,398	5,742,064	5,739,398

DILUTED EARNINGS PER COMMON SHARE:
Diluted Profit Per Common Share:	$0.04	$0.06	$0.01	$0.05

Weighted Average Diluted Common Shares	5,905,784	5,739,398	5,905,556	5,739,398

The accompanying notes are an integral part of these financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six months ended June 30
	2006	2005

Cash flows from operating activities:
Net income	$255,688	$368,259
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	321,558	321,013
Bad debt expense	82,664	130,500
Stock option expense	129,869	85,668
Deferred income taxes	(59,468)	(252,997)
Changes in operating assets and liabilities:
Accounts Receivable	347,029	(1,648,524)
Inventories	(62,165)	(82,218)
Costs in excess of billings and estimated profits	(65,751)	(238,223)
Retainage receivable	(622,432)	(242,804)
Other assets	(123,136)	(238)
Prepaid expenses and income tax receivable	(298,839)	(133,554)
Accounts payable	(1,234,643)	2,831
Accrued expenses	(537,977)	213,406
Billings in excess of cost and estimated profits	297,068	41,425
Customers deposits	228,865	15,860
Deferred Income	(46,202)	26,239

Net cash used in operating activities	(1,387,872)	(1,393,357)

Cash flows from investing activities:
Purchase of property and equipment	(61,326)	(55,056)

Net cash used in investing activities	(61,326)	(55,056)

Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees	30,999	—
Net payments from revolving bank lines	—	(149,473)
Payments of bank loans	(56,035)	(80,895)
Net payments of other debt	(5,759)	—
Capitalized lease payments	(56,269)	(36,454)

Net cash used in financing activities	(87,064)	(266,822)

Decrease in cash and cash equivalents	(1,536,262)	(1,715,235)
Cash and cash equivalents - beginning of period	2,177,686	3,154,972

Cash and cash equivalents - end of period	$641,424	$1,439,737

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$35,340	$40,677
Taxes	319,113	320,075
Non-cash investing and financing activities:
Equipment financed	90,812	—
Value of stock options issued to employees	66,551	303,663

The accompanying notes are an integral part of these financial statements.

HENRY BROS ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

          Henry Bros. Electronics, Inc., the (“Company”) (formally Diversified Security Solutions, Inc.) and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Company markets nationwide with an emphasis in the New York, Dallas, Phoenix, Denver and Southern California metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, maintenance service revenue. In October of 2005, the Company acquired Securus, Inc. (“Securus”). Securus is a security integrator with offices in Denver and Colorado Springs. The table below shows the sales percentages by geographic location for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,

	2006	2005

New Jersey/ New York	47%	59%
California	30	24
Texas	3	9
Arizona	7	5
Colorado	12	—

Integration Segment	99%	97%
Specialty Segment	6	4
Inter-segment	(5)	(1)

Total	100%	100%

          The Company’s headquarters are located in Saddle Brook, New Jersey with sales and service facilities located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, Denver, and Colorado Springs, Colorado, two facilities in Saddle Brook, New Jersey, Fullerton, California and New York City.

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three and six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

The presentation of certain prior year information has been reclassified to conform with the current year financial statement presentation.

2.	Net Income Per Share

          The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants.

3.	Stock Based Compensation

          In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation- Transition and Disclosure”. SFAS No. 148 provides alternative methods of transitions to SFAS No 123’s fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No. 25 to require, in the summary of significant policies, the effect of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the three months ended June 30, 2006 and 2005 the Company charged $79,987 and $49,782, respectively, and for the six months ended June 30, 2006 and 2005 the Company charged $129,869 and $85,668, respectively to operations for those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

4.	Segment Data

Selected information by business segment is presented in the following tables:

	For the six months ended June 30		For the three months ended June 30
	2006	2005	2006	2005

Revenue

Total Integration	$18,938,343	$18,056,387	$9,941,982	$9,629,729
Specialty Products and Services	1,180,229	891,263	545,569	704,847
Inter-Segment	(933,426)	(135,750)	(457,433)	(135,750)

Total Revenue	$19,185,146	$18,811,900	$10,030,118	$10,198,826

Operating Profit
Total Integration	$1,671,201	$1,811,745	$895,329	$1,009,379
Specialty Products and Services	(384,985)	(322,362)	(368,982)	40,217
Corporate	(793,087)	(765,998)	(466,639)	(459,242)

Total Operating Profit	$493,129	$723,385	$59,708	$590,354

Selected Balance sheet information by business segment is presented in the following table as of June 30, 2006:

Total Assets
Total Integration	$18,292,509
Specialty Products and Services	2,583,860
Corporate	2,861,147

Total Assets	$23,737,516

5	Contingent Liabilities

          From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are an established leader in the electronic physical security industry, specializing in integrated security systems and emergency preparedness.

OUR VISION AND STRATEGY

Our vision is to maintain our leadership position in security technology. We intend to do this in part by:

•	Providing advice on product selection and system design;

•	Examining and thoroughly testing each security product as it would be set up for use in our customers’ facilities; and,

•	Using only systems and components that are reliable and efficient to use.

In addition to growing the business organically, we have been actively pursuing the strategic acquisition of synergistic integrators and specialty products and service companies to further fuel steady growth. Consistent with our expansion strategy, we acquired five companies since August of 2002.

To finance our acquisitions, we have used a combination of cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Bank North, which includes a $1 million term loan of which $629,708 was outstanding at June 30, 2006 and a $4 million revolving credit facility. There were no outstanding borrowings under the revolving credit facility at June 30 2006. It is our expectation and intent to use cash and add additional debt as appropriate to finance future acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

TRENDS

We anticipate our overall average operating margins for our business to approximate 3% for 2006, as compared to operating margins of 5.0% and 1.3% for years 2005 and 2004, respectively.

There are several factors impacting operating margins, including levels of competition for a particular project and the size of the project. As a significant amount of our costs are relatively fixed, such as labor costs, increases or decreases in revenues can have a significant impact on operating margins. The Company continually monitors costs and pursues various cost control measures and sales initiatives to improve operating margins.

During the fourth quarter 2006, the Company will begin incurring costs related to the implementation of Sarbanes Oxley, and will also incur costs associated with the consolidation of existing New Jersey locations into a new corporate headquarters.

          Three Months Ended June 30, 2006 compared to June 30, 2005

          Revenue - Revenue for the three months ended June 30, 2006 was $10,030,118 representing a decrease of $168,708 or 1.7 % as compared to $10,198,826 for the three months ended June 30, 2005. This decrease in Revenue can be primarily attributed to lower sales in the New Jersey and Texas Divisions. The decline in New Jersey resulted from the wind down of two large projects in the New York metro area and the decline in our Texas Division resulted from poor operating performance. This decline was partially offset by revenues from Securus (Colorado operations) acquired in October 2005. In addition, booked orders declined 18.8% to $7,822,000 in the second quarter of 2006 as compared to $9,636,000 in the second quarter of 2005. The Company’s backlog as of June 30, 2006 was $12,151,000.

          Cost of Revenue - Cost of revenue for the three months ended June 30, 2006 was $7,466,082 as compared to $7,304,677 for the three months ended June 30, 2005. The gross profit margin for the three months ended June 30, 2006 was 25.6% as compared to 28.4% for the three months ended June 30, 2005. The decline in gross profit percentage is due in part to additional project costs incurred by the Airorlite division as a result of our decision to make an investment in providing a unique solution for a large legacy customer for which all costs could not be passed through to the job. However, we believe this solution may have other applicability in both the public and private sector. In addition, the impact of the decline in revenues from the New Jersey Division and the poor performance from the Texas Division contributed to the decline in gross profit margin.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,504,328 for the three months ended June 30, 2006 as compared to $2,303,795 for the three months ended June 30, 2005. This increase of 8.7% or $200,533 was primarily attributable to increased costs associated with the Securus acquisition in our 2005 fourth quarter.

          Interest Income – Interest income for the three months ended June 30, 2006 was $6,234 as compared to $5,663 for the three months ended June 30, 2005. The increase is directly related to higher cash balances available to invest during the second quarter of 2006 versus the same 2005 period.

          Interest Expense - Interest expense for the three months ended June 30, 2006 was $8,890 as compared to $20,856 for the three months ended June 30, 2005. This decrease is due to additional accruals recorded in the first quarter of 2006 and lower debt levels in the second quarter 2006, as compared to the same period in the prior year.

          Net Income - As a result of the above noted factors our net income for the three months ended June 30, 2006 and June 30, 2005 was $30,001 and $305,972, respectively. This resulted in diluted earnings per share of $0.01 on weighted average common shares outstanding of 5,905,556 for the three months ended June 30, 2006, as compared to diluted earnings per share of $0.05 on weighted average common shares outstanding of 5,739,398 for the three month period ended June 30, 2005.

          Six Months Ended June 30, 2006 compared to June 30, 2005

          Revenue - Revenue for the six months ended June 30, 2006 were $19,185,196 representing an increase of $373,296 or 2.0 % as compared to $18,811,900 for the six months ended June 30, 2005. This increase in Revenue can be primarily attributable to revenues from Securus (Colorado operations) acquired in October 2005 and higher revenues from the California Division. This increase was partially offset by the decline in the New Jersey and Texas Divisions for the reasons noted in the three months discussion above. In addition, booked orders were approximately the same in the first half of 2006 at approximately $15,300,000, as compared to the corresponding six month period in 2005.

          Cost of Revenue - Cost of revenue for the six months ended June 30, 2006 was $13,625,455 as compared to $13,733,970 for the six months ended June 30, 2005. The gross profit margin for the six months ended June 30, 2006 was 29.0% as compared to 27.0% for the six months ended June 30, 2005. The increase in gross profit percentage is due in part to lower material costs as a percent of revenues as two large New Jersey projects were substantially completed. This was largely offset by the poor performance in the Texas Division and the additional project costs in our Airorlite Division.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $5,066,612 for the six months ended June 30, 2006 as compared to $4,354,545 for the six months ended June 30, 2005. This increase of 16.4% or $712,067 was primarily attributed to increased costs associated with the Securus acquisition in our 2005 fourth quarter.

          Interest Income – Interest income for the six months ended June 30, 2006 was $6,414 as compared to $9,406 for the six months ended June 30, 2005. The decrease is directly related to lower cash balances available to invest during the first half of 2006 versus the same period in 2005.

          Interest Expense - Interest expense for the six months ended June 30, 2006 was $35,618 as compared to $40,677 for the six months ended June 30, 2005. This decrease is attributable to a decrease in average debt outstanding to $986,215 for the six months ended June 30, 2006 from $1,458,985 for the six months ended June 30, 2005.

          Net Income - As a result of the above noted factors our net income for the six months ended June 30, 2006 and June 30, 2005 was $255,688 and $368,259, respectively. This resulted in diluted earnings per share of $0.04 on weighted average common shares outstanding of 5,905,784 for the six months ended June 30, 2006, as compared to diluted earnings per share of $0.06 on weighted average common shares outstanding of 5,739,398 for the six month period ended June 30, 2005.

          Liquidity and Capital Resources - As of June 30, 2006, we had cash and cash equivalents of $641,424. Our net current assets were $9,900,256 at June 30, 2006 versus $10,302,322 at December 31, 2005. Total debt at June 30, 2006 was $975,280 compared to the December 31, 2005 balance of $1,024,627.

          Cash used by operating activities was $1,387,872. The most significant use of cash resulted from a net pay down in accounts payable of $1,234,643 during the six months ended June 30, 2006.

          Cash from investing activities used $61,326, representing purchases of property and equipment.

          Cash from financing activities used $87,064 representing repayments of bank loans and capitalized lease payments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We have one revolving credit facility for which the interest rate on outstanding borrowings is variable. At December 31, 2005 and during the six month period ended June 30, 2006 no amounts were outstanding under this credit facility.

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

Part II - Other Information

Item 1.	Legal Proceedings
Not applicable

Item 1 A.	Risk Factors
As of the quarter ended June 30, 2006 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable

Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
Not applicable

Item 6.	Exhibits

Number	Description

10.1

Lease Between CK Bergen Holdings, LLC and Henry Bros. Electronics, Inc. dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K dated June 1, 2006 and incorporated herein by reference)

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

Date: August 11, 2006	/s/ JAMES E. HENRY

James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Date: August 11, 2006	/s/ BRIAN REACH

Brian Reach
Chief Operating Officer and Director

Date: August 11, 2006	/s/ JOHN P. HOPKINS

John P. Hopkins
Chief Financial Officer