Form 10-Q
period 2006-09-30
Henry Bros. Electronics, Inc.
filed 2006-11-13
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from __________to__________
Commission File No. 05-62411

Henry Bros. Electronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3690168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17-01 Pollitt Drive
Fair Lawn, New Jersey 07410
(address of principal executive offices) (Zip Code)
Issuer’s Telephone number, including area code:  (201) 794-6500

280 Midland Avenue
Saddle Brook, New Jersey 07663
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

     Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s Common Stock:

Class:	Outstanding as of November 6, 2006
Common stock, $.01 par value	5,896,065

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2006	(Audited) December 31, 2005

		(Reclassified)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$867,045	$2,177,686
Accounts receivable - net of allowance for doubtful accounts of $915,007 at September 30, 2006 and $811,389 at December 31, 2005	8,847,703	9,934,954
Inventory	1,393,690	1,227,871
Costs in excess of billings and estimated profits	3,248,541	3,110,798
Deferred tax asset	868,031	931,529
Retainage receivable	1,141,783	370,081
Prepaid expenses and income tax receivable	204,376	250,187
Other assets	106,316	91,266

Total current assets	16,677,485	18,094,372

Property and equipment - net of accumulated depreciation of $2,842,606 at September 30, 2006 and $2,621,115 at December 31, 2005	1,576,146	1,234,026
Goodwill	2,954,344	2,904,344
Intabgible assets - net of accumulated amortization of $536,854 at September 30, 2006 and $459,533 at December 31, 2005	1,207,271	1,328,509
Deferred tax asset	282,424	55,000
Retainage receivable	676,111	839,933
Other assets	339,289	194,452

TOTAL ASSETS	$23,713,070	$24,650,636

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,874,700	$3,538,492
Accrued expenses	1,985,989	1,598,086
Accrued taxes	77,645	461,494
Billings in excess of costs and estimated profits	1,399,371	1,176,813
Deferred income	253,637	182,749
Current portion of long-term debt	573,330	296,666
Deferred tax liability	—	16,199
Other current liabilities	578,611	387,740

Total current liabilities	6,743,283	7,658,239

Long-term debt, net of current portion	539,512	727,961
Deferred tax liability	293,499	226,028

TOTAL LIABILITIES	7,576,294	8,612,228

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,896,065 shares issued and outstanding in 2006 and 5,889,399 in 2005	58,961	58,894
Additional paid in capital	17,396,543	16,956,008
Deferred compensation	(561,085)	(342,978)
Accumulated deficit	(757,643)	(633,516)

TOTAL EQUITY	16,136,776	16,038,408

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$23,713,070	$24,650,636

See Accompanying Notes to Condensed Consolidated Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005

Revenue	$27,476,851	$30,110,696	$8,291,655	$11,298,796
Cost of revenue	19,772,387	22,161,167	6,146,932	8,427,197

Gross profit	7,704,464	7,949,529	2,144,723	2,871,599

Operating expenses:
Selling general & administrative expenses	7,640,362	6,650,688	2,573,750	2,296,143

Operating profit (loss)	64,102	1,298,841	(429,027)	575,456

Interest income	13,733	10,892	7,319	1,486
Other income (expense)	—	(4,079)	4,084	(299)
Interest expense	(54,897)	(59,854)	(19,279)	(19,177)

Income (loss) before tax expense (benefit)	22,938	1,245,800	(436,903)	557,466

Tax expense (benefit)	147,065	589,719	(57,088)	269,644

Net income (loss) after taxes	$(124,127)	$656,081	$(379,815)	$287,822

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic Profit (Loss) Per Common Share	$(0.02)	$0.11	$(0.07)	$0.05

Weighted Average Common Shares	5,746,065	5,739,398	5,746,065	5,739,398

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted Profit (Loss) Per Common Share:	$(0.02)	$0.11	$(0.07)	$0.05

Weighted Average Diluted Common Shares	5,746,065	5,739,398	5,746,065	5,739,398

See Accompanying Notes to Condensed Consolidated Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(124,127)	$656,081
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	477,684	425,279
Bad debt expense	139,074	256,756
Stock option expense	207,704	135,450
Deferred tax expense (benefit)	(112,655)	135,343
Changes in operating assets and liabilities:
Accounts Recievable	948,177	(4,313,108)
Inventories	(165,819)	(106,624)
Costs in excess of billings and estimated profits	(137,743)	(760,314)
Retainage receivable	(607,880)	(610,994)
Other assets	(159,887)	15,230
Prepaid Expenses and income tax receivable	45,811	387,823
Accounts payable	(1,663,791)	125,626
Accrued expenses	(45,946)	1,069,476
Billings in excess of cost and estimated profits	222,558	598,035
Customers deposits	190,871	13,697
Deferred Income	70,888	—

Net cash used in operating activities	(715,081)	(1,972,244)

Cash flows from investing activities:
Purchase of property and equipment	(608,523)	(89,764)

Net Cash used in investing activities	(608,523)	(89,764)

Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees	30,999	—
Borrowings from revolving bank line	250,000	100,000
Payments of bank loans	(193,707)	(408,190)
Net payments of other debt	(23,676)	—
Capitalized lease payments	(50,653)	(70,285)

Net cash used in financing activities	12,963	(378,475)

Decrease in cash and cash equivalents	(1,310,641)	(2,440,483)
Cash and cash equivalents - beginning of period	2,177,686	3,154,972

Cash and cash equivalents - end of period	$867,045	$714,489

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$54,897	$59,854
Taxes	319,113	589,719
Non-cash investing and financing activities:
Equipment financed	106,252	76,453
Value of stock options issued to employees	409,605	332,822

See Accompanying Notes to Condensed Consolidated Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Henry Bros. Electronics, Inc., the (“Company”) (formally Diversified Security Solutions, Inc.) and its subsidiaries, are systems integrators providing design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turnkey systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. For the nine-months ended September 30, 2006, the Company marketed nationwide with an emphasis in the New York, Dallas, Phoenix, Denver and Southern California, metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its sales from project installations and to a smaller extent, maintenance service revenue. In October of 2005, the Company acquired Securus, Inc. (“Securus”). Securus is a security integrator with offices in Denver and Colorado Springs. The table below shows the sales percentages by geographic location for the nine months ended September 30, 2006 and 2005:

	Ended September 30,
	2006	2005

New Jersey/New York	44.1%	53.9%
California	29.8%	23.7%
Texas	3.6%	8.0%
Arizona	7.7%	5.6%
Colorado	12.3%	—

Integration segment	97.5%	91.2%
Specialty segment	5.9%	9.2%
Inter-segment	-3.4%	-0.4%

Total Revenue	100.0%	100.0%

In October 2006, the Company moved its corporate headquarters and existing New Jersey office and warehouse facilities into a single location in Fair Lawn, New Jersey. In addition to New Jersey, other sales and service facilities are located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, Denver and Colorado Springs, Colorado, Fullerton, California and New York City.

In October of 2006, the Company acquired (1) CIS Security Systems Corp., a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, and (2) certain assets of Southwest Securityscan, Inc. (SSI), a privately-held company headquartered in Duncanville, Texas. (See Note 6 below).

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three-and-nine month period

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 2005.

The presentation of certain prior year information has been reclassified to conform with the current year financial statement presentation.

2. Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Potentially dilutive securities are not included in earnings per share for the three and nine months ended September 30, 2006, as their inclusion would be anti-dilutive.

3. Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”. SFAS No. 148 provides alternative methods of transitions to SFAS No. 123’s fair value method of accounting for stock based employee compensation, but does not require companies to use fair value method. It also amends the disclosure provisions of SFAS No. 123 and APB No. 25 to require, in the summary of significant policies, the effect of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provision of this statement is effective for fiscal years ending after December 15, 2002, and interim reporting periods beginning after December 15, 2002. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the three months ended September 30, 2006 and 2005 the Company charged $77,835 and $49,782, respectively, and for the nine months ended September 30, 2006 and 2005 the Company charged $207,704 and $135,450, respectively to operations for those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4. Segment Data

          Selected information by business segment is presented in the following tables:

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue
Total Integration	$24,071,228	$27,722,764	$7,870,886	$9,802,127
Specialty Products and Services	4,402,416	2,523,682	434,629	1,632,419
Inter-Segment	(996,793)	(135,750)	(13,860)	(135,750)

Total Revenue	$27,476,851	$30,110,696	$8,291,655	$11,298,796

Operating Profit (Loss)
Total Integration	$2,087,940	$2,433,233	$394,401	$361,909
Specialty Products and Services	(732,242)	43,620	(324,919)	616,304
Corporate	(1,291,596)	(1,178,012)	(498,509)	(402,757)

Total Operating Profit (Loss)	$64,102	$1,298,841	$(429,027)	$575,456

Selected Balance sheet information by business segment is presented in the following table as of September 30, 2006:

Total Assets
Total Integration	$16,166,798
Specialty Products and Services	4,685,125
Corporate	2,861,147

Total Assets	$23,713,070

5. Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s financial statements.

6. Subsequent Events

On October 2, 2006, the Company consummated the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, for an aggregate purchase price of $1,555,564 ($850,000 in cash to the selling shareholder, the assumption and subsequent repayment of CIS debt in the amount of $603,364, the issuance of 20,000 shares of the Company’s $0.01 par value common stock valued at $67,200 and approximately $35,000 in transaction costs). In addition, the selling

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

shareholder may earn an additional amount up to $250,000 in cash and 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

Established in 1987, CIS provides design, engineering and installation services for integrated electronic security systems for both commercial and government clients in the Washington-Baltimore metropolitan area. CIS also provides design-build services for large-scale security systems for malls, shopping centers and stadiums throughout the country.

On October 2, 2006, the Company acquired certain assets of Southwest Securityscan, Inc. (SSI), a privately-held company headquartered in Duncanville, Texas. In exchange for certain inventory, furniture, equipment, vehicles, customer lists, customer monitoring contracts and relationships, the Company paid outstanding SSI indebtedness of $88,014 on behalf of SSI and $6,773 in cash to SSI.

Established in 1974, SSI provides installation, service and monitoring of access, surveillance and alarm systems.

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

In addition to growing the business organically, we have been actively pursuing the strategic acquisition of synergistic integrators and specialty products and service companies to further fuel steady growth. Consistent with our expansion strategy, we acquired seven companies since August of 2002, which include the two acquisitions made in October 2006 (See Note 6 to the Condensed Consolidated Financial Statements).

To finance our acquisitions, we have used a combination of cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Bank North, which includes a $1 million term loan of which $531,122 was outstanding at September 30, 2006 and a $4 million revolving credit facility. Borrowings under the revolving credit facility were $250,000 at September 30, 2006. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

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

During the fourth quarter 2006, the Company will begin incurring costs related to the implementation of Sarbanes Oxley, and will also incur additional costs associated with the move to a larger facility in New Jersey.

Three Months Ended September 30, 2006 compared to September 30, 2005

Revenue - Revenue for the three months ended September 30, 2006 was $8,291,655 representing a decrease of $3,007,141or 26.6% as compared to $11,298,796 for the three months ended September 30, 2005. This decrease in revenue can be primarily attributed to lower sales in our New Jersey, Viscom and Texas Divisions. The decline in New Jersey resulted from the wind down of two large projects in the New York metro area. Lower revenue from our Viscom group was attributable to a large project with the Santa Clara VTA in the third quarter of 2005 that had not been replaced in the current 2006 fiscal third quarter. In response to the decline in revenues in our Texas Division there have been changes in management to more effectively take advantage of the opportunities that exist in this market. This overall decline in revenues was partially offset by revenue from Securus (Colorado operations) acquired in October 2005 and higher revenue from our Arizona Division.

Booked orders increased 32.5% to $12,091,924 in the third quarter of 2006 as compared to $9,125,096 in the third quarter of 2005. The Company’s backlog as of September 30, 2006 was $15,951,101.

Cost of Revenue - Cost of revenue for the three months ended September 30, 2006 was $6,146,932 as compared to $8,427,197 for the three months ended September 30, 2005. The gross profit margin for the three months ended September 30, 2006 was 25.9% as compared to 25.4% for the three months ended September 30, 2005. Higher gross profit dollars and margins in our New Jersey and Arizona Divisions for the three months ended September 30, 2006 offset the decline in gross profit at our Viscom and Airorlite Divisions. The decline in Viscom is a direct result of wind down of the Santa Clara VTA project discussed in the “Revenue” section above. The decline in Airorlite resulted from the investment that was made by this division in the quarter to support a project for a large legacy customer. This investment, to develop a customized solution to meet a customer need with wider commercial application potential, is expected to lead to a major municipal communications contract expected to be completed in the fourth quarter. Lower margins from the California Division due to cost overruns on a project, and the poor performance from the Texas Division, contributed to the decline in gross profit margin.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,573,750 for the three months ended September 30, 2006 as compared to $2,296,143 for the three months ended September 30, 2005. This increase of 12.1% or $277,607 was primarily attributable to increased costs associated with the Securus acquisition in our 2005 fourth quarter.

Interest Income – Interest income for the three months ended September 30, 2006 was $7,319 as compared to $1,486 for the three months ended September 30, 2005. The increase is directly related to higher cash balances available to invest during the third quarter of 2006 versus the same 2005 period.

Interest Expense - Interest expense for the three months ended September 30, 2006 was $19,279 as compared to $19,177 for the three months ended September 30, 2005. While the average outstanding debt balance of $992,144 was lower in the three month period ended September 30, 2006 versus an average outstanding balance of $1,123,950 for the three months ended September 30, 2005, a higher overall effective interest rate in the 2006 period resulted in a slightly higher interest expense.

Tax Expense - Due to the loss before tax for the three months ended September 30, 2006, the company received a net tax benefit for that period. The tax benefit, however, was largely offset by state income taxes for those jurisdictions that were profitable during the period.

Net Income - As a result of the above noted factors our net loss was $379,815 for the three months ended September 30, 2006 and our net income was $287,822 for the three months ended September 30, 2005. This resulted in diluted loss per share of $0.07 on weighted average common shares outstanding of 5,746,065 for the three months ended September 30, 2006, as compared to diluted earnings per share of $0.05 on weighted average common shares outstanding of 5,739,398 for the three month period ended September 30, 2005.

Nine Months Ended September 30, 2006 compared to September 30, 2005

Revenue - Revenue for the nine months ended September 30, 2006 were $27,476,851 representing a decrease of $2,633,845 or 8.7% as compared to $30,110,696 for the nine months ended September 30, 2005. This decrease in revenue can be primarily attributable to declines in revenues in the New Jersey, Viscom and Texas Divisions for the reasons noted in the three months discussion above. These declines were partially offset by revenues from Securus (Colorado operations) acquired in October 2005 and higher revenues from the California Division.

Booked orders increased 12.4% to $27,425,891 in the nine months ended September 30, 2006 as compared to $24,406,990 in the corresponding period of 2005.

Cost of Revenue - Cost of revenue for the nine months ended September 30, 2006 was $19,772,387 as compared to $22,161,167 for the nine months ended September 30, 2005. The gross profit margin for the nine months ended September 30, 2006 was 28.0% as compared to 26.4% for the nine months ended September 30, 2005. The increase in gross profit percentage is due in part to lower material costs as a percent of revenues as two large New Jersey projects were substantially completed. This was largely offset by declines in our Texas, Viscom and Airorlite Divisions for the reasons noted in the three months discussion above.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $7,640,362 for the nine months ended September 30, 2006 as compared to $6,650,688 for the nine months ended September 30, 2005. This increase of 14.9% or $989,674 was primarily attributed to increased costs associated with the Securus acquisition in our 2005 fourth quarter.

Interest Income – Interest income for the nine months ended September 30, 2006 was $13,733 as compared to $10,892 for the nine months ended September 30, 2005. The increase is directly related to lower cash balances available to invest during the first half of 2006 versus the same period in 2005.

Interest Expense - Interest expense for the nine months ended September 30, 2006 was $54,897 as compared to $59,854 for the nine months ended September 30, 2005. While the average outstanding debt balance of $988,191 was considerably lower in the nine month period ended September 30, 2006 versus an average outstanding balance of $1,347,307 for the nine months ended September 30, 2005, a higher overall effective interest rate in the 2006 period significantly offset the impact of the lower debt balances in that same period.

Tax Expense – Although the Company had a slight profit before tax for the nine months ended September 30, 2006, there was an overall tax liability of $147,065 largely driven by state income taxes for those jurisdictions that were profitable during the period.

Net Income - As a result of the above noted factors our net loss was $124,127 for the nine months ended September 30, 2006 and our net income was $656,081 for the nine months ended September 30, 2005. This resulted in diluted loss per share of $0.02 on weighted average common shares outstanding of 5,746,065 for the nine months ended September 30, 2006, as compared to diluted earnings per share of $0.11 on weighted average common shares outstanding of 5,739,398 for the nine month period ended September 30, 2005.

Liquidity and Capital Resources - As of September 30, 2006, we had cash and cash equivalents of $867,045. Our net current assets were $9,934,202 at September 30, 2006 versus $10,436,133 at December 31, 2005. Total debt at September 30, 2006 was $1,112,842 compared to the December 31, 2005 balance of $1,024,627.

Cash from operating activities used $715,081 during the nine months ended September 30, 2006. The most significant use of cash resulted from a net pay down in accounts payable of $1,663,791 and an increase in retainage receivable of $607,880. This was partially offset by a decrease in accounts receivable of $948,177.

Cash from investing activities used $592,247. The most significant capital expenditures resulted from capital improvements resulting from the consolidation of our Saddle Brook, New Jersey office and warehouse facilities into a single facility located in Fair Lawn, New Jersey, as well as improvements to our information technology infrastructure and increases in vehicle purchases for our service technicians.

Cash from financing activities used $3,313 representing repayments of bank loans and capitalized lease payments, mostly offset by $250,000 of borrowing against the revolving credit facility.

Borrowings under the revolving credit facility at October 31, 2006 were $2,479,857. These additional borrowings since September 30, 2006 were used for the: (1) funding of the CIS and SSI acquisitions (see Note 6 to the Condensed Consolidated Financial Statements); (2) costs associated with the consolidation of our New Jersey office and warehouse facilities into a new larger location; and (3) improvements to our information technology infrastructure.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable. At December 31, 2005 there were no amounts outstanding under this revolving credit facility and at September 30, 2006 there was $250,000 outstanding under this credit facility.

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          Pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934 as amended, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures.

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

Part II - Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

As of the quarter ended September 30, 2006 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Henry Bros. Electronics, Inc.

(Registrant)

Date: November 10, 2006	By: /s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer, Treasurer and Director

Date: November 10, 2006	By: /s/ BRIAN REACH

Brian Reach

Chief Operating Officer and Director

Date: November 10, 2006	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer