Form 10-K
period 2006-12-31
Henry Bros. Electronics, Inc.
filed 2007-10-18
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

Commission File No. 005-62411

HENRY BROS. ELECTRONICS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-3690168
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
17-01 Pollitt Drive, Fair Lawn, NJ	07410
(address of principal executive offices)	(Zip Code)

(201) 794-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	American Stock Exchange

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒.

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒.

          At June 30, 2006, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $29,775,128 (based on the closing price of the registrant’s common stock on the American Stock Exchange on such date).

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Classes:	Outstanding at September 4, 2007

Common Stock, par value $.01 per share	5,926,065

Documents Incorporated by Reference: None

HENRY BROS. ELECTRONICS, INC.
Table of Contents

PART I

Item 1. Business

Business Development.

In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics. They sold Henry Bros. Electronics to Communication Group, Inc. (“CGI”) in 1985. In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our former President and Chief Operating Officer reacquired certain assets, including the name Henry Bros. Electronics from CGI. In 1991 we acquired the assets of the former Motorola CCTV division and formed Viscom Products, Inc. (“Viscom”). In 1999 we formed a company named Integcom Corp. incorporated in Delaware into which we transferred both HBE and Viscom. In 2001, we changed our name to Diversified Security Solutions, Inc. and in 2005 we changed our name to Henry Bros. Electronics, Inc. (“HBE”). Following is a listing of key business developments since the inception of HBE:

•

In November 2001, we completed our initial public offering, including the underwriter’s over-allotment option of an aggregate of 1,725,000 shares of common stock. Our shares are traded on the American Stock Exchange under the ticker symbol HBE.

•	In May 2002, we purchased Photo Scan Systems, Inc. (“Photo Scan”) a security integrator located in southern California and changed its name to Henry Bros. Electronics, Inc. in December 2002.

•

In August 2002, Photo Scan acquired National Safe of California, Inc. which sells and services alarm security equipment, lock and timing mechanisms, vault security, control and backup systems and high resolution security equipment used by commercial banks.

•	In September 2002, Photo Scan acquired Corporate Security Integration, LLC (“CSI”) a security integrator located in Phoenix, Arizona, and subsequently changed its name to Henry Bros. Electronics, LLC.

•

In April 2004, we acquired Airorlite Communications, Inc. (“Airorlite”), a company located in New Jersey that specializes in the design, manufacture and maintenance of wireless communications equipment used to enhance emergency radio frequency services and cellular communication for both fixed and mobile applications.

•	In October 2005, we acquired Securus, Inc. a security integrator with offices in Denver and Colorado Springs, Colorado.

•

In October 2006, we acquired CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia and acquired certain assets of Southwest Securityscan, Inc. (SSI), a privately-held company headquartered in Duncanville, Texas that provides installation, service and monitoring of access, surveillance and alarm systems.

Our principal executive offices are located at 17-01 Pollitt Drive, Fair Lawn, New Jersey 07410, and our telephone number is (201) 794-6500.

Business of Issuer

We are an established leader in the electronic physical security industry providing technology-based integrated electronic security systems, services and emergency preparedness consultation to commercial enterprises and government agencies.

Security Distributing and Marketing magazine (“SDM”) ranks by each of their 2006 revenue the top 100 largest firms selling closed circuit TV (“CCTV”), access control and integrated security systems. We were ranked No. 15 in SDM’s Top Systems Integrators Report published in July 2007. As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and optimize system manpower performance. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

We believe that the following key attributes provide us with a sustainable competitive advantage:

•	Experience and expertise;

•	Technological know-how;

•	Commitment to customer service; and

•	Strong list of references.

Our Vision and Strategy

Our vision is to maintain our leadership position in security technology. We intend to do this in part by:

•	Providing advice on product selection and system design;

•	Examining and thoroughly testing each security product as it would be set up for use in our customers’ facilities; and

•	Using only systems and components that are reliable and efficient to use.

In addition to growing the business organically, we have been actively pursuing the strategic acquisition of synergistic integrators and specialty products and service companies to further fuel steady growth. Consistent with our expansion strategy, we have acquired seven companies since May of 2002.

Business Segments

Our operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides a cradle to grave services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration. Each of the Company’s segments markets its products and services nationwide with an emphasis in Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

Integration Segment

At the beginning of each new client relationship, we designate one member of our professional staff as the client service contact. This individual is the point person for communications between the client and us and often serves as the client’s project manager for all of its security needs. Our engagement may include:

•	Consulting and planning;

•	Engineering and design;

•	Systems installation and management;

•	Systems training; and

•	Maintenance and technical support.

Consulting and Planning

Security consulting and planning are the initial phases of determining a security solution for a project. We have developed a planning process that identifies all systems, policies and procedures that are required for the successful operation of a security system that will both meet a client’s current needs and accommodate its projected future requirements. Our consulting and planning process includes the following steps:

•	Identify the client’s objectives and security system requirements;

•	Survey the site(s), including inventory of physical components and software and evaluation of client’s existing infrastructure and security system;

•	Assess and prioritize the client’s vulnerabilities;

•	Develop and evaluate system alternatives;

•	Recommend a conceptual security plan design;

•	Estimate the cost of implementing the conceptual plan; and

•	Develop a preliminary implementation schedule.

As a result of this process, we provide the client with a master plan for an effective security solution that addresses routine operating needs as well as emergency situations.

We believe that our comprehensive planning process enables our clients to budget for their security requirements on a long-term basis, identify opportunities for cost reduction and prepare for future risks.

Engineering and Design

The engineering and design process involves preparation of detailed project specifications and working drawings by a team of our engineers, systems designers and computer-aided design system operators. These specifications and drawings detail the camera sensitivity requirements, layout of the control center, placement of cameras, card readers and other equipment and electrical requirements. Throughout our engineering and design process, our goal is to understand our client’s operational preferences in order to design a system that is functional, cost-effective and accommodates our client’s present and future requirements. In addition, we attempt to incorporate our client’s existing personnel, equipment and other physical resources into the system design.

When retained as a single-source provider for turn-key security solutions, we select system components required under the specifications and drawings. We recommend that our customers buy proven off-the-shelf devices and software and resort to custom equipment only when absolutely necessary.

We have made a strategic decision not to represent any equipment manufacturer exclusively, thereby maintaining objectivity and flexibility in equipment selection. We believe that our technical proficiency with the products available from a wide range of manufacturers enables us to select components that will best meet a project’s requirements.

Systems Installation and Management

Under the supervision of the manager of the project, our technicians install hardware, integrate hardware and software, and validate and test the system. Subcontractors typically perform the aspects of systems integration that do not require a high level of technical expertise, such as wire installation and basic construction. Components that may be integrated in a security system include the following:

•	Access control systems, which are designed to exclude unauthorized personnel from specified areas;

•	Intrusion detection systems, which detect unauthorized door and window openings, glass breakage, vibration, motion, noise and alarms and other peripheral equipment;

•	Closed circuit television systems, which monitor and record entry and exit activity or provide surveillance of designated areas;

•	Critical condition monitoring systems, which provide alarm monitoring and supervision of various systems and facilities; and

•	Intercoms, public address systems, fire detection signals and network connectivity that can expand a local security system into a closely controlled worldwide system.

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

Specialty Segment

Airorlite specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. Our Diversified Securities Solutions, Inc. division (formerly our EPP division) works with high-rise office building management to analyze their specific facilities needs relating to emergency response plans and the communication and training of such plans to the building community.

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

Suppliers

We procure components and finished products from a variety of suppliers as needed through purchase orders. We actively manage this process to ensure component quality, steady supply and best costs. While there could be a short-term disruption in qualifying vendors, we believe that the components we utilize could be obtained from alternative sources, or that our products could be redesigned to use alternative suppliers’ components, if necessary.

Competition

The security industry is highly fragmented and competitive. We compete on a local, regional and national basis with systems integrators, consulting firms and engineering and design firms. Our competitors include equipment manufacturers and vendors that also provide security services. Many of our competitors have greater name recognition and financial resources. We believe that we compete primarily on our ability to deliver solutions that effectively meet a client’s requirements and, to a lesser extent and primarily in competitive bid situations, on price. Many of the larger public sector projects require performance bonds, which may limit our ability to compete with larger competitors as the prime contractor, depending upon the specifications of the project.

Employees

As of August 24, 2007, we had 198 full time employees, including officers, of whom: 130 were engaged in engineering, systems installation and maintenance services, 35 in administration and accounting, and 33 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Seasonality

Revenue generated by our services have typically been seasonal in nature and there could be periods of fluctuations in revenue volume due to the timing of project installations or factors that are beyond the Company’s control, such as weather and construction delays.

Backlog

At December 31, 2006, the dollar amount of backlog believed to be firm was $27,802,404. Backlog from acquisitions completed during fiscal 2005 that were not included as part of the December 31, 2005 backlog accounted for $680,065 of this backlog. At December 31, 2005, our backlog was $16,002,144. At June 30, 2007, the dollar amount of backlog believed to be firm was approximately $32,300,000.

All orders are subject to modification or cancellation by the customer with limited changes. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

Pricing

We employ a variety of pricing strategies for our services. Systems integration project pricing is based upon the estimated cost of the equipment for the project including a profit margin, plus the estimated hours for each skill set, required to complete the project multiplied by the fully burdened hourly rate, plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement. Proposals for consulting and threat assessment services are priced based on an estimate of hours multiplied by standard selling rates or on a project basis.

AVAILABLE INFORMATION

We maintain an Internet website at the following address: www.hbe-inc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward looking statements may be identified by such words or phrases as “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will,” “may” and similar expressions. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future are forward-looking statements. The forward-looking statements used herein are not guarantees of future performance and involve a number of risks and uncertainties. Factors that might cause actual results to differ materially from the expected results described in or underlying our forward-looking statements include:

•	Conditions in the general economy and in the markets served by us;

•	Competitive factors, such as price pressures;

•	Interruptions of suppliers’ operations or the refusal of our suppliers to provide us with component materials; and

•	The risk factors listed from time to time in our SEC reports.

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1A. Risk Factors

Our business, operations and financial conditions are subject to various risks. Some of these are described below. This section does not describe all risks that may be applied to our Company, our industry or our business and is intended only as a summary of certain material risk factors.

We are dependent upon a small number of customers for a large portion of our revenues.

We have a small number of customers from which we receive a large portion of our revenues. Our work with the Triborough Bridge & Tunnel Authority accounted for 9.7% of total revenue during 2006, with our five largest customers represented approximately 23.6% of our 2006 revenue. Revenues from governmental agencies accounted for 22.6% in 2006 versus 39% and 20% in 2005 and 2004, respectively. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues. There can be no assurance that we will continue to be able to do so.

Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled.

Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will fully recognize revenue from them.At December 31, 2006, our backlog was approximately $27.8 million. At June 30, 2007, the dollar amount of backlog believed to be firm was approximately $32,300,000.

We are dependent on a few vendors and rely on timely delivery of equipment from outside sources.

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

We have not been consistently profitable and may not be profitable in the future.

For the years ended December 31, 2006 and 2005 our revenues were $42.2 million in both years. Our net loss was $2.2 million for the year ended December 31, 2006 and our net income was $1.1 million for the year ended December 31, 2005. Our profit has not been continuous and we can make no assurances that we will be profitable in the future.

We experience intense competition for business from a variety of sources.

In systems integration, we compete for new business with large construction firms, electrical contractors and consultants in the security business and other systems integrators. Many of our competitors are much larger and have greater resources. In order to effectively compete in the future, we may have to charge less for our services, which may result in lower profit margins.

We rely on a key executive.

James E. Henry is vital to our business. Losing him could have a materially adverse impact on our business, financial condition or results of operations.

Our business and growth will suffer if we are unable to hire and retain highly skilled personnel.

Competition for highly skilled employees is intense in our industry. The design and manufacture of equipment, and the installation of our systems, requires substantial technical capabilities in many disparate disciplines from mechanics and computer science to electronics and advanced software. Our future success depends on our ability to attract, train, motivate and retain highly skilled employees. If we are unable to hire and retain skilled personnel, our growth may be restricted, the quality of our products and services diminished and our revenues and the value of your investment reduced. There is no assurance that we will be able to retain our skilled employees or attract, assimilate and retain other highly skilled employees in the future.

Lengthy revenue cycles.

Revenue from our services and products frequently involves a substantial commitment of resources to evaluate a potential project and prepare a proposal. In addition, approval of proposals often involves a lengthy process due to clients’ internal procedures and capital expenditure approval processes. We may not be awarded a project that we have prepared a proposal for and, even if we are, a substantial period of time may elapse from when we make a proposal to when we can recognize revenues from the project.

Seasonality.

Revenues of our services have typically been seasonal in nature and there could be periods of fluctuations in revenue volume due to the timing of project installations or factors that are beyond the Company’s control, such as weather and construction delays.

We may make acquisitions or form joint ventures that are unsuccessful.

Part of our growth strategy involves acquisitions or joint ventures with other system integrators. This strategy is subject to the following risks, the occurrence of which could have a materially adverse impact on our business, financial condition or results of operations:

•	We may not be able to identify suitable acquisition and joint venture candidates.

•	If the purchase price of an acquisition includes cash, we may need to use a significant portion of our available cash or credit facility with our bank.

•

We could have difficulty assimilating the acquired company’s operations and personnel or working with the joint venture. These difficulties could disrupt our ongoing business, distract our management and employees and increase our costs.

•	We may not be able to retain key employees of the acquired companies or maintain good relations with its customers or suppliers.

•	We may be required to incur additional debt.

•	We may be required to issue equity securities to pay for such acquisition, which will dilute existing shareholders.

•	We may have to incur significant accounting charges, such as for an impairment of intangible assets, which may adversely affect our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of the facilities we lease follows:

•

31,801 square foot sales, office, training and warehouse facility that also serve as our corporate office in Fair Lawn, New Jersey. This facility is a portion of a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates on October 31, 2016, and provides for an annual rent of $214,657 (escalates yearly) until that date, payable in equal monthly installments of $17,888, plus taxes of approximately $5,414 per month. We are also responsible for the cost of property tax increases, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

9,553 square foot sales, office and warehouse facility in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 15, 2011 at an average annual rent of $128,108 payable in equal monthly installments of $10,675, with additional costs for maintenance, insurance, repairs and alterations, utilities, property tax increases and cleaning.

•

4,200 square foot sales, office and warehouse facility in Grand Prairie, Texas near the Dallas-Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until February 28, 2008 at an annual average rental of $39,600, payable in equal monthly installments of $3,300, with additional costs for insurance, repairs and alterations, utilities, property taxes and cleaning.

•

3,906 square foot sales, office and warehouse facility in Phoenix, Arizona near the Phoenix Airport. A single-story, concrete building in an office complex, this space is leased until August 2011 at an average annual rental of $63,072, payable in average monthly installments of $5,256, with additional costs for insurance, repairs and alterations, utilities, taxes increases and cleaning.

•

2,200 square foot office space in New York City for sales and project management personnel. This lease commenced on December 29, 2006, with an annual rental of $68,962, payable in monthly installments of $5,747, not including utilities. Lease escalates yearly and expires February 29, 2012.

•

16,045 square foot sales, office and warehouse facility in Denver, Colorado. This facility is in a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates April 2010 and provides for an annual rent of $88,248 until that date, payable in equal monthly installments, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

3,500 square feet of sales, office and warehouse space in Colorado Springs, Colorado which terminates December 2010 and provides for an annual rent of $24,780, payable in equal monthly installments, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

4,800 square foot sales, office and warehouse facility in Newington, Virginia. The annual rent is $76,632 and has an annual escalation clause. The lease expires on July 31, 2010. The lease includes utilities.

•

2,400 square foot sales office facility in Baltimore, Maryland. The annual rent is $26,327 and has an annual escalation clause. The lease expires on August 31, 2008. There are additional charges for trash removal, gas and common area maintenance.

These facilities or similar facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2006 Annual Meeting of Stockholders held on November 1, 2006, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director, the results of the voting were:

Name	Number of Votes For	Number of Votes Withheld

James E Henry	5,680,520	48,570
Irvin F. Witcosky	5,674,810	54,460
Brian Reach	5,614,356	114,914
Joseph P. Ritorto	5,668,490	60,780
Robert L. Delia Sr.	5,611,336	117,934
David Sands	5,678,090	51,180
James W. Power	5,678,090	51,180

Stockholders also approved the Company’s 2006 Stock Option Plan. The results of the voting for this proposal were 3,743,950 in favor, 132,561 against and 27,788 abstentions.

The stockholders also voted to ratify the selection of Demetrius & Company, L.L.C. as our independent auditors for 2006. The results of the voting for this proposal were 5,677,332 in favor, 20,545 against and 31,393 abstentions.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the American Stock Exchange under the Symbol “HBE”.

(a)	The following table indicates high and low stock prices for each period.

2006	High	Low

First Quarter	$6.98	$4.55
Second Quarter	$6.65	$4.94
Third Quarter	$5.05	$3.29
Fourth Quarter	$3.79	$3.29

2005

First Quarter	$5.75	$4.45
Second Quarter	$5.05	$3.10
Third Quarter	$6.85	$3.89
Fourth Quarter	$5.95	$4.20

(b)

Number of Holders of Common Stock. The number of holders of record of our Common Stock on December 31, 2006 was 33. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional number of beneficial owners of common stock.

(c)

Dividends. There were no cash dividends or other cash distributions made by us during the year ended December 31, 2006. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(d)

In connection with the acquisition of Securus Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock of which 150,001 are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc. The issuance of the shares of restricted stock in connection with the aforementioned transaction was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.

(e)

In connection with the acquisition of all the capital stock of CIS on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock. The Company issued an additional 10,000 shares of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets for the quarters ended March 31, and June 30, 2007. The issuance of the shares of restricted stock in connection with the aforementioned transactions were made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended. The selling shareholder may earn an additional 70,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

(f)	Securities authorized for issuance under equity compensation plans.

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

PERFORMANCE GRAPH

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Common Stock from December 31, 2001 through December 31, 2006 with the cumulative total return of the Dow Jones Wilshire 5000 (our Major Market Index) and the Dow Jones Wilshire Electrical Components & Equipment Index (our Industry Index). The graph below assumes that $100 was invested on December 31, 2001 in our Common Stock, the Dow Jones Wilshire 5000 and the Dow Jones Wilshire Electrical Components & Equipment Index. Dividend reinvestment has been assumed and, with respect to companies in the Dow Jones Wilshire 5000 and the Dow Jones Wilshire Electrical Components & Equipment Index, the returns of such companies have been weighted at each measurement point to reflect relative stock market capitalization.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
 Among Henry Bros. Electronics, Inc., The Dow Jones Wilshire 5000 Index
And The DJ Wilshire Electrical Components & Equipment Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06

Henry Bros. Electronics, Inc.	100.00	90.53	74.67	66.00	59.73	50.53
Dow Jones Wilshire 5000	100.00	79.14	104.18	117.33	124.75	144.56
DJ Wilshire Electrical Components & Equipment	100.00	55.54	90.24	85.88	91.12	103.85

          The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (The “Exchange Act”), or otherwise subject to the liability of that section. This graph will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6. Selected Financial Data

	Years ended December 31,

	2006	2005	2004	2003	2002
		(Corrected)	(Corrected)	(Corrected)	(Corrected)

Results of operations:
Net sales	$42,132,852	$42,156,188	$29,725,718	$18,261,065	$18,830,093
Cost of revenue	31,586,736	31,581,187	22,305,632	14,908,700	12,485,362
Selling, general and administrative	11,952,477	8,422,193	6,943,885	8,339,337	5,750,578
Net (loss) income	(2,260,138)	1,137,974	169,639	(3,068,182)	205,276

Per common share:
Net (loss) income
Basic	$(0.39)	$0.20	$0.03	$(0.60)	$0.04
Diluted	(0.39)	0.20	0.03	(0.60)	0.04
Cash dividends declared	—	—	—	—	—

Financial position at year-end:
Total assets	$31,371,609	$25,161,530	$23,372,371	$17,700,408	$20,252,474
Long term debt, net of current maturities	3,463,236	727,961	168,989	1,922,597	2,017,403
Shareholders’ equity	14,010,618	15,982,966	14,653,786	11,068,285	14,273,576

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an established leader in the electronic physical security industry, specializing in integrated security systems and emergency preparedness.

Our Vision and Strategy

Our vision is to maintain our leadership position in security technology. We intend to do this in part by:

•	Providing advice on product selection and system design;

•	Examining and thoroughly testing each security product as it would be set up for use in our customers’ facilities; and

•	Using only systems and components that are reliable and efficient to use.

In addition to growing the business organically, we have been actively pursuing the strategic acquisition of synergistic integrators and specialty products and service companies to further fuel steady growth. Consistent with our expansion strategy, we acquired seven companies since May of 2002, which include the two acquisitions made in October 2006 (See Note 17 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

To finance our acquisitions, we have used a combination of internally generated cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $531,122 and $377,795 was outstanding at December 31, 2006 and September 30, 2007, respectively. As part of our credit facility we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $2,847,897 and $3,635,897 at December 31, 2006, and August 31, 2007, respectively. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

Trends

We anticipate that the overall average operating margins for our business to be slightly negative for 2007, as compared to operating margins of (6.1)%, 5.0% and 1.3% for years 2006, 2005 and 2004, respectively.

There are several factors impacting operating margins, including levels of competition for a particular project and the size of the project. As a significant amount of our costs are relatively fixed, such as labor costs, increases or decreases in revenues can have a significant impact on operating margins. The Company continually monitors costs and pursues cost control measures and sales initiatives to improve operating margins.

During the fourth quarter 2006, the Company began incurring costs related to the implementation of Sarbanes-Oxley. While not significant in 2006, the spending will be significant in 2007 and 2008.

Our operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides “cradle to grave” services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration. Each of the Company’s segments markets nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position or results of operations.

On September 13, 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. After analyzing the materiality of the impact arising from the deficiencies related to the accounting for income taxes in accordance with the provisions of SAB 108, management concluded that the financial statements for the years ended December 31, 2005 and 2004 included as part of this Annual Report on Form 10-K, and the Selected Financial Data included as Item 6 of this Annual Report on Form 10-K should be corrected to reflect the proper accounting. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by$(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $549,262, $580,032, $533,648, and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157.

On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was

issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings of the year adopted (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently quantifying the impact of FIN 48.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests, among other issues. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management uses its best judgment in valuing these estimates and may, as warranted, solicit external professional advice. The following critical accounting policies, some of which are impacted significantly by judgments, assumptions and estimates, affect the Company’s consolidated financial statements.

Revenue Recognition

          Revenue from a project integration in either the Integration or Specialty segments are recognized on the percentage of completion method, whereby revenue and the related gross profit are determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, the Company’s direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

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

3. Training has been provided.

The majority of the Company’s projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.

Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2005 and 2006, the Company did not bundle any significant service contracts with our systems installation work.

The Diversified Security Solutions, Inc. division provides emergency planning services to commercial real estate owners and managers. In general, project labor is the predominant cost associated with the completion of these projects. The Company utilizes labor as the output measure in order to recognize revenue and believes this to be an accurate matching of costs and revenue.

Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is evaluated on a regular basis by management and is based upon historical experience with the customer, the aging of the past due amounts and the relationship with and economic status of our customers. The evaluation is based upon estimates taking into account the facts and circumstances at the time of the evaluation. Actual uncollectible accounts could exceed our estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our trade receivables are not collateralized.

Inventory Valuation

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded

Warranty

The Company offers warranties on all products, including parts and labor that range from one year to three years depending upon the type of product concerned. For products made by others, the Company passes along the manufacturer’s warranty to the end user.

Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. In accordance with that statement goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the Company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis.

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the reporting unit by analyzing geographic regions, as management evaluates the Company’s performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142, and evaluate each reporting unit for impairment.

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

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Analysis of consolidated statement of operations

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2006	2005
		(Corrected)	% change

Revenue	$42,132,852	$42,156,188	0.1%
Cost of revenue	31,586,736	31,581,187	—

Gross profit	10,546,116	10,575,001	0.3%

Operating expenses:
Selling, general & administrative expenses	11,952,477	8,422,193	41.9%
Goodwill & intangible asset impairment charges	1,191,000	44,999	2546.7%

Operating (loss) profit	(2,597,361)	2,107,809	-223.2%

Interest income	19,515	12,507	56.0%
Other expense	(674)	(3,780)	-82.2%
Interest expense	(103,923)	(84,985)	22.3%

Income (loss) before tax expense	(2,682,443)	2,031,551	-232.0%

Tax expense (benefit)	(422,305)	893,577	-147.3%

Net (loss) income after taxes	$(2,260,138)	$1,137,974	-298.6%

Revenue - Revenue for the year ended December 31, 2006 was $42,132,852 representing a slight decrease as compared to $42,156,188 for the year ended December 31, 2005. In 2006, the New Jersey, Viscom and Texas Divisions experienced declines in revenues. The decline in New Jersey resulted from the wind down of two large projects in the New York metro area. Lower revenue from our Viscom group was attributable to a large project with the Santa Clara Valley Transportation Authority in 2005 that was not replaced in 2006. In response to the decline in revenues in our Texas Division changes in management were made to more effectively take advantage of the opportunities that exist in this market. These declines in revenues were offset by revenue from Securus (Colorado operations) acquired in October 2005 and CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations) acquired in October 2006 and higher revenue from our California and Arizona regions. Revenues from CIS were $1,774,493 for the year ended December 31, 2006. Revenues from governmental agencies represented 22.6% and 39% of total revenues, for the years ended December 31, 2006 and 2005, respectively.

Booked orders doubled to $26.6 million in the year ended December 31, 2006 as compared to $13.3 million in the corresponding period of 2005.

Cost of Revenue - Cost of revenue for the year ended December 31, 2006 was $31,586,736 as compared to $31,581,187 for the year ended December 31, 2005. The gross profit margin for the year ended December 31, 2006 was 25.0% as compared to 25.1% for the year ended December 31, 2005. Higher gross profit dollars arising from the Securus and CIS acquisitions, as well as higher gross margins and dollars in our Diversified Security Solutions, Inc. division and the Arizona region for the year ended December 31, 2006 were offset by the decline in gross profit at our Viscom and Airorlite Divisions. The decline in Viscom gross profit margins was a direct result of wind down of the Santa Clara VTA project discussed in the “Revenue” section above and the $0.3 million write-down of slow moving inventory associated with the Viscom product line. Poor performance from the Texas Division contributed to the decline in gross profit margin. The decline at Airorlite largely resulted from the investment that was made by this division to support a project for a large legacy customer. This investment resulted in a solution for Time Delay Interference (“TDI”) in “In-Building” wireless systems. This solution for TDI is expected to have wider commercial application potential.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $11,952,477 for the year ended December 31, 2006, as compared to $8,422,193 for the year ended December 31, 2005. This increase of 41.9% or $3,530,284 was primarily attributed to costs associated with the Securus acquisition made in October 2005, the CIS acquisition made in October 2006, lower utilization rates due in part to the move to our new offices in Fair Lawn, NJ, additional accruals related to our paid time off liability and higher commissions.

Goodwill and Intangible Asset Impairment Charges – Based upon our goodwill evaluation under the requirements of SFAS 142, the Company took a charge to operations of $1,191,000 (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market for the year ended December 31, 2006. For the year ended December 31, 2005, the Company recorded a $44,999 impairment charge for the write-down of customer lists and service contract rights.

Interest Income – Interest income for the year ended December 31, 2006 was $19,515, as compared to $12,507 for the year ended December 31, 2005.

Interest Expense - Interest expense for the year ended December 31, 2006 was $103,923, as compared to $84,985 for the year ended December 31, 2005. Average outstanding debt balance was considerably higher in the twelve month period ended December 31, 2006 versus for the year ended December 31, 2005, accounting for the higher interest expense in 2006.

Tax Expense – Principally as a result of the loss before tax incurred by the Company for the year ended December 31, 2006, there was an overall tax benefit of $422,305. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period. The write-off of the goodwill discussed above is a permanent difference under FASB 109, “Accounting for Income Taxes”. Accordingly, there was no tax benefit taken for this write-off. For the year ended December 31, 2005, the company recorded a tax provision of $893,577, which is an effective tax rate of 44%.

Net Income - As a result of the above noted factors our net loss was $2,260,138 for the year ended December 31, 2006 and our net income was $1,137,974 for the year ended December 31, 2005. This resulted in diluted loss per share of $0.39 on weighted average common shares outstanding of 5,746,065 for the year ended December 31, 2006, as compared to diluted earnings per share of $0.20 on weighted average common shares outstanding of 5,773,097 for the year ended December 31, 2005.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004

Analysis of consolidated statement of operations

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2005	2004
	(Corrected)	(Corrected)	% change

Revenue	$42,156,188	$29,725,718	41.8%
Cost of revenue	31,581,187	22,305,632	41.6%

Gross profit	10,575,001	7,420,086	42.5%

Operating expenses:
Selling, general & administrative expenses	8,422,193	6,943,885	21.3%
Goodwill & intangible asset impairment charges	44,999	77,000	-41.6%

Operating (loss) profit	2,107,809	399,201	428.0%

Interest income	12,507	12,624	-0.9%
Other expense	(3,780)	—
Interest expense	(84,985)	(94,039)	-9.6%

Income (loss) before tax expense	2,031,551	317,786	539.3%

Tax expense (benefit)	893,577	148,147	503.2%

Net (loss) income after taxes	$1,137,974	$169,639	570.8%

Revenues - Revenues for the year ended December 31, 2005 were $42,156,188, representing an increase of $12,430,470 or 41.8%, as compared to $29,725,718 for the year ended December 31, 2004. The increase in revenue was principally related to an increase of $12,616,752 in the Company’s integration business. The New Jersey/New York region accounted for approximately $11.5 million of the increased Integration revenue of which a single customer project represented approximately $5.2 million. Our backlog for this single customer project at December 31, 2005 was approximately $3.2 million as compared to $6.8 million at December 31, 2004. In October 2005, the Company acquired Securus, Inc., a provider of security integration systems. Revenues for Securus were $1,101,509 for the period October 11, 2005 through December 31, 2005. Revenues from governmental agencies represented 39% and 20% of total revenues, for the years ended December 31, 2005 and 2004, respectively.

Cost of Revenues - Cost of revenues for the year ended December 31, 2005 was $31,581,187, as compared to $22,305,632 for the year ended December 31, 2004. This was an increase of $9,275,555 or 41.6%. Gross profit margin was 25.1% for the year ended December 31, 2005, as compared to 25.0 % for the year ended December 31, 2004. Direct labor for our Integration segment decreased as a percent of revenue accounting for most of the increase in this segment’s gross profit margin. Our specialty segment gross profit margin decreased to 32.4% for the year ended December 31, 2005 versus 43.3% for the same period of the prior year. The decrease on a flat revenue comparison is due to a change in the revenue mix from Airorlite to Viscom.

Selling, General and Administrative Expenses - Selling, general and administrative expenses increased to $8,422,193 for the year ended December 31, 2005, from $6,943,885 for the year ended

December 31, 2004. Selling, general and administrative expenses as a percentage of revenues decreased to 20.0% for the year ended December 31, 2005 versus 23.4% for the year ended December 31, 2004. This increase of $1,478,308, or 21.3%, was primarily attributable to increased headcount and staff costs. As the Company’s revenues increased in 2005, our corporate expenses decreased as a percent of our consolidated revenue to 3.3% for the year ended December 31, 2005 as compared with 4.4% for the same period of the prior year.

Interest Income - Interest income for the year ended December 31, 2005 was $12,507, as compared to $12,624 for year ended December 31, 2004.

Interest Expense - Interest expense for the year ended December 31, 2005 was $84,985, as compared to $94,039 for the year ended December 31, 2004. The decrease of $9,054 was attributable to having an average lower debt balance of approximately $1,279,468 for the year ended December 31, 2005 as compared to $1,783,342 for the year ended December 31, 2004. This decrease was partially offset by increases in interest rates as the weighted average prime rate increased to 6.4% for the year ended December 31, 2005 versus 4.6% for the same period of the prior year.

Net Income - As a result of the factors noted above, for the year ended December 31, 2005 our net income was $1,137,974, as compared to a net income of $169,639 for the year ended December 31, 2004. This resulted in diluted earnings per share of $0.20 on weighted average common shares outstanding of 5,773,097 for the year ended December 31, 2005, as compared to diluted earnings per share of $0.03 on weighted average common shares outstanding of 5,411,964 for the year ended December 31, 2004.

Liquidity and Capital Resources – As of December 31, 2006, we had cash and cash equivalents of $199,853. Our net current assets were $10,001,109 at December 31, 2006 versus $10,947,799 at December 31, 2005. Total debt at December 31, 2006 was $3,968,264 compared to the December 31, 2005 balance of $1,024,627.

Cash used in operating activities used $1,642,610 during the year ended December 31, 2006. In addition to the poor operating performance of the company resulting in a net loss of $2,260,138, the most significant use of cash resulted from an increase accounts receivable of $3,071,303 due to strong fourth quarter 2006 revenues. This was partially offset by a decrease in accounts payable of $1,930,035 and accrued expenses of $2,285,202.

Cash from investing activities used $3,059,364. The most significant expenditures were used for the: (1) funding of the CIS and SSI acquisitions (see Note 17 to the Consolidated Financial Statements); (2) capital costs associated with the consolidation of our New Jersey office and warehouse facilities into a new larger location; and (3) improvements to our information technology infrastructure.

Cash from financing activities provided $2,724,141 representing borrowing against the revolving credit facility, slightly offset by repayments of bank loans and capitalized lease payments.

Borrowings under the revolving credit facility at September 30, 2007 were $3,635,897. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. (See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Company was not in compliance with certain of these bank covenants at December 31, 2006. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default on October 11, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the existing credit agreement with TD Banknorth. We may, in the future, declare dividends under certain circumstances.

SEASONALITY

Revenues generated by our services have typically been seasonal in nature and there could be periods of fluctuations in revenue volume due to the timing of project installations or factors that are beyond the Company’s control, such as weather and construction delays.

INFLATION

Our revenues generally have kept pace with inflation.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any financial partnerships with unconsolidated entities, such as entities often referred to as structured finance, special purpose entities or variable interest entities which are often established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had such relationships.

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2006, the Company’s contractual obligations, including payments due by period, are as follows:

	Payment due by period

	2007	2008	2009	2010	2011	Thereafter	Total

Long -Term Debt Obligations	$214,048	$3,081,524	$108,365	$—	$—	$—	$3,403,937
Interest Obligation on Long-term debt	14,539	251,051	7,382				272,972
Capital Lease Obligations	161,009	157,386	99,379	46,090	—	—	463,864
Short-term debt	162,397	—	—	—	—	—	162,397

Total	$551,993	$3,489,961	$215,126	$46,090	$—	$—	$4,303,170

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2006 and 2005, there was $2,847,897, and $0, respectively, outstanding under this revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Refer to pages F-1 through F-35.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2006, there were no changes in or disagreements with the Company’s principal independent accountant on accounting or financial disclosure.

Item 9A. Controls and Procedures

Controls and Procedures

(a) The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer Chief Operating Officer and Chief Financial Officer concluded that, as of December 31, 2006, the design and operation of the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal control over financial reporting described in the following paragraphs.

As a result of these weaknesses, we performed extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. These weaknesses in our internal disclosure controls and procedures were the cause of the delay in filing of this Annual Report on Form 10-K.

We learned that the Company did not maintain adequate policies and reconciliation procedures over the accounting for intercompany clearing and cash accounts and income taxes. These weaknesses resulted in the following errors in the annual and interim consolidated financial statements:

•

The Company’s intercompany clearing and cash accounts were not properly reconciled for 2006 which led to an imbalance in the consolidated financial statements. Over the course of the last six months, with the addition of a new Corporate Controller and the assistance of an outside public accounting firm, the Company evaluated every material transaction and discovered a number of significant deficiencies in internal controls that have been adjusted for the year ended December 31, 2006. Certain of these adjustments affected prior quarters in 2006 and those corrections have been made in Note 19 in this Annual Report on Form 10-K and will be reflected in subsequent quarterly filings on the Company’s Quarterly Reports on Form 10-Q.

•	The Company had certain errors in its accounting for income tax under SFAS No. 109 for the years 2002 through 2005. Specifically, the Company:

o

Did not properly account for the stock acquisitions that occurred between 2002 and 2005. The Company did not record a deferred tax liability and corresponding increase to goodwill related to the differences in book and tax basis on acquired assets other than goodwill. In addition, the Company did not record a deferred tax asset and corresponding decrease to goodwill related to acquired net operating loss carryforward’s of these acquired companies.

	o	Recorded an adjustment for the understatement of current tax liabilities resulting from the erroneous amortization of acquired intangibles for which there was no tax basis. The Company also recorded an adjustment for the net operating loss carryback’s and carryforward’s that rectified the understatement of tax liabilities in prior periods.

o

Recorded an adjustment that resulted from the additional provision that should have been recorded related to SFAS No. 123(R) compensatory expense associated with Qualified (Statutory) Stock Options. Under SFAS No. 123(R), compensation expense is recorded through the income statement based on the fair market value of the compensation associated with the granting of stock options. To the extent that the Company will realize a tax deduction at the time of exercise, a corresponding amount of tax benefit is recorded through the income statement at the time the SFAS No. 123(R) deduction is reflected and is then “trued-up” when actually exercised. Since pursuant to the tax laws there is generally no tax deduction associated with the exercise of statutory options, (e.g. Incentive Stock Options), no tax benefit is recorded at the time of the SFAS No. 123(R) deduction; the book deduction is treated as a permanent difference. If there is a subsequent disqualifying disposition of the statutory option that gives rise to a tax deduction (e.g. employee sells the exercised shares before one year from the date of exercise), a tax benefit is taken at that time.

•

After analyzing the materiality of the impact arising from these weaknesses in accordance with the provisions of SAB 108, management concluded that the financial statements for the years ended December 31, 2005 and 2004 included as part of this Annual Report on Form 10-K, and the Selected Financial Data included as Item 6 of this Annual Report on Form 10-K should be corrected to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by $(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred taxes by $549,262, $580,032, $533,648 and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

-	the appointment of a new Chief Financial Officer in August 2006;

-	the appointment of a new Chief Operating Officer (“COO”) in August 2006. The COO then assumed the additional responsibilities of President in March 2007;

-	the appointment of a new Corporate Controller in April 2007;

-	the appointment of a new Controller for our California operations in April 2007;

-	the engagement of an outside accounting firm to assist management in the preparation of our financial statement income tax provision in February 2007;

-	the performance of an extensive review of our financial statements for the years ended December 31, 2006 and December 31, 2005; and

-	the engagement of outside professionals specializing in accounting to assist our management in the collection, substantiation and analysis of the information contained in this report.

-	changed the accounting process of recording and reconciling accounts that resulted in either a significant deficiency or material weakness;

-

implemented revised accounting procedures for recording and reconciling intercompany clearing and cash accounts and designed changes within the Company’s financial reporting system to ensure all intercompany accounts eliminate in consolidation. These changes substantially do away with the use of spreadsheets as the tool to ensure that all intercompany accounts eliminate in consolidation, which are inherently more difficult to ensure compliance with the Company’s internal control policies. Eliminating the use of spreadsheets also allows for fuller use of the Company’s financial reporting system and the internal control safeguards built into the financial reporting software;

-

designed changes within the Company’s financial reporting system to allow the financial reporting system to be the sole source of the consolidation of financial results of the Company. This change eliminated the use of spreadsheets, which was the method formerly used to consolidate the Company’s financial results; and

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

(b) Change in Internal Controls over Financial Reporting:

As required by Rule 13a-15(d), the Company’s executive management including the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, also conducted an evaluation of the company’s internal controls over financial reporting to determine whether any change occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. Based on that evaluation, in order to correct the weaknesses described above and to improve our internal disclosure and control procedures on a going forward basis, we have:

-	implemented consolidated financial and operational review procedures, with each operating unit; and

-	hired additional qualified accounting personnel.

We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.

Item 9B. Other Information

          There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year.

PART III

Item 10. Directors, Executive Officers and Corporate

Identification of Directors (ages are as of September 4, 2007)

Name	Age	Position(s) with the Company	Director Since

James E. Henry	53	Chairman, Chief Executive Officer, Treasurer and Director	1999
Brian Reach.	52	Vice Chairman, President, Chief Operating Officer, Secretary and Director	2004
Joseph P. Ritorto	75	Director	2002
Robert L. De Lia Sr	59	Director	2004
David Sands	50	Director	2005
James W. Power	77	Director	2005

Identification of Executive Officers (ages are as of September 4, 2007)

Name	Age	Position(s) with the Company	Officer Since

James E. Henry	53	Chief Executive Officer and Treasurer	1999
Brian Reach	52	President	2007
		Chief Operating Officer	2006
		Vice-Chairman, Secretary	2004
John P. Hopkins	47	Chief Financial Officer	2006
Brian J. Smith	52	Corporate Controller	2007

James E. Henry co-founded the Company’s predecessor company in 1989 and served as President and Chief Executive Officer until December 2001 when he was elected Chairman of the Board. Mr. Henry continues to serve as Chief Executive Officer and is also the Company’s Treasurer. Mr. Henry graduated from the University of New Hampshire with a Bachelor of Science degree in electrical engineering. In addition to his other responsibilities, Mr. Henry has continued to design, install, integrate and market security and communications systems as well as manage the Company’s research and development.

Brian Reach, in addition to his prior duties, was named Chief Operating Officer in August 2006 and President in March 2007. Mr. Reach has been a member of the Company’s Board of Directors since February 2004 and has served as the Company’s Vice-Chairman since June 2004 and as its Secretary since November 2004. From September 1999 until April 2002, Mr. Reach was the Chief Financial Officer of Globix Corporation, a provider of application, media and infrastructure management services. From May 1997 to August 1999, Mr. Reach was the Chief Financial Officer of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. During his tenure at IPC, Mr. Reach successfully guided IPC through its leveraged recapitalization and financially restructured IPC enabling it to invest in strategic acquisitions and next generation technologies. Prior to IPC, Mr. Reach was the Chief Financial Officer of Celadon Group, Inc. and Cantel Industries, Inc. Mr. Reach became a certified public accountant in 1980 and received his Bachelor of Science degree in accounting from the University of Scranton in 1977.

Joseph P. Ritorto has been a member of our Board since January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located in Teterboro Airport, Teterboro, New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer, in various capacities, of First Aviation Services since 1986. From 1991, until he retired in May 2001, Mr. Ritorto served as the Senior Executive Vice President and Chief Operating Officer of Silverstein Properties, Inc. In this capacity, Mr. Ritorto’s responsibilities included overseeing operations and directing the lease administration of Silverstein owned and managed properties.

Robert L. De Lia, Sr. has been a member of our Board since May 2004. Currently, Mr. De Lia is vice president of TJ’s Motorsport, a privately held company dedicated to supplying quality motor sport products. From 2002 to 2003, Mr. De Lia was the President and Chief Executive Officer of Airorlite Communications, Inc., a company that specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications. In April 2004, a wholly-owned subsidiary of the Company purchased all of the issued and outstanding shares of stock of Airorlite Communications, Inc. From 1987 to 1999, Mr. De Lia was the President and Chief Executive Officer of Fiber Options, Inc. Mr. De Lia graduated from the New York Institute of Technology in 1969.

David Sands has served as a director of the Company since 2005. Mr. Sands is a certified public accountant and a partner of Buchbinder Tunick & Company LLP where he is the head of the tax department. Mr. Sands is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. Mr. Sands has also lectured at the New York University Summer Continuing Education and the Foundation for Accounting Education Programs. Mr. Sands received a Bachelor of Science from SUNY at Buffalo and a Master of Science in Taxation from Pace University.

James W. Power has served as a director of the Company since December 2005. Mr. Power is Chairman of AXIUM, Inc., a digital video recording company; Chairman of MDI, Inc, a Nasdaq listed provider of integrated access control and physical security products for government and commercial organizations; director of RAE Systems, Inc., a manufacturer of equipment used to detect weapons of mass destruction, hazardous materials and toxic chemicals; and the principal partner in J.W. Power & Associates. Mr. Power previously served as Chairman of the Board of InfoGraphic Systems Corp.; President and Chief Executive Officer of Martec\SAIC; President and Chief Executive Officer of Pinkerton Control Systems and has held senior executive positions with Cardkey Systems, Inc., Nitrol Corporation and TRW Data Systems. Previously, he has served as a director of National Semiconductor, ICS Corporation, and Citicorp Custom Credit and Citicorp Credit Services.

John P. Hopkins was appointed Chief Financial Officer in August 2006. Prior to joining the Company, Mr. Hopkins was Chief Financial Officer for Measurement Specialties from July 2002 to August 2006, was Vice President, Finance from April 2001 to July 2002, and was Vice President and Controller from January 1999 to March, 2001, with Cambrex Corporation, a provider of scientific products and services to the life sciences industry. From 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical. Mr. Hopkins holds a B.S. in Accounting from West Chester University, and an M.B.A. from Villanova University.

Brian J. Smith was appointed Corporate Controller in April 2007. Prior to joining the Company, Mr. Smith was VP-General Manager NetVersant of New York, a provider of voice and data system infrastructure from 2002. From 1991 to 2002 Mr. Smith held various senior financial positions with Insilco Technologies, a manufacturer and distributor of electronic components. Mr. Smith is a Certified Public Accountant and was and began his career as an auditor for KPMG Peat Marwick. Mr. Smith holds a B.S. in Accounting from Fordham University.

(c) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, for the year ended December 31, 2006, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed except that Messrs. Power and Hopkins did not timely file a Form 4 and Form 3, respectively. These forms have since been filed.

(d) Code of Conduct and Ethics

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and a Code of Ethics that applies to our senior financial officers. You can find our Code of Conduct and Code of Ethics on our website: www.hbe-inc.com. We will post there any amendments to these Codes, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or American Stock Exchange.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation for the year ended December 31, 2006 for our principal executive officer (“PEO”), principal financial officer (“PFO”) and our most highly compensated executive officers other than our PEO and our PFO for the year ended December 31, 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other compensation ($)	Total ($)

James E Henry, Chairman, Chief Executive Officer, Treasurer and Director	2006	$130,680	$—	—	$3,000	$133,680
Irvin F. Witcosky, President and Director (2)	2006	$130,680	$—	—	$3,000	$133,680
Brian Reach, Vice Chairman, Chief Operating Officer, Secretary and Director (3)	2006	$72,000	$—	$42,363	$6,052	$120,415
John P. Hopkins, Chief Financial Officer (4)	2006	$70,000	$—	$13,283	$3,000	$86,283
Phlip A. Timpanaro, Corporate Controller (4)	2006	$128,672	$—	$13,924	$0	$142,596

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(2) Irvin F. Witcosky was the Company’s President and Chief Operating Officer in prior years. Effective August 8, 2006, Mr. Witcosky ceased being the Chief Operating Officer. Effective March 23, 2007, Mr. Witcosky resigned as an officer and director of the Company.

(3) Effective August 8, 2006, Mr. Reach assumed the position of Chief Operating Officer. Effective March 23, 2007, Mr. Reach assumed the additional position of President.

(4) Philip A. Timpanaro was the Company’s Chief Financial Officer. Effective August 8, 2006, Mr. Timpanaro ceased being the Chief Financial Officer and became the Corporate Controller and John P. Hopkins became the Chief Financial Officer. Effective April 13, 2007, Mr. Timpanaro resigned from the Company.

Grants of Plan-Based Awards in 2006.

The following table contains information related to the grant of stock options under our existing stock option plans issued by us during 2006 to executive officers named in the Summary Compensation Table with awards disclosed on a grant-by-grant basis:

		Estimated Future payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option

	Grant Date	Threshold	Target	Maximum

Name	(1)	(#)	(#)	(#)		($/Sh)	($) (2)

James E. Henry	—	—	—	—		—	—
Irvin F. Witcosky	—	—	—	—		—	—
Brian Reach	8/8/2006	—	—	50,000	(3)	3.71	$53,131
John P. Hopkins	8/8/2006	—	—	150,000	(4)	3.71	$159,393
Phlip A. Timpanaro	—	—	—	—		—

(1) Represents grants under the Company’s 2002 Stock Option Plan.

(2) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(3) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on August 8, 2007, 2008, 2009, 2010, and 2011, respectively.

(4) Represents grant of 150,000 incentive stock options which vests in five equal installments of 30,000 on May 27, 2006, 2007, 2008, 2009, and 2011, respectively.

Outstanding Equity Awards at December 31, 2006.

The following table contains information concerning unexercised options held as of December 31, 2006 by the executive officers named in the Summary Compensation Table:

	Option Awards

Name	Number of Securities Underlying Options Exercisable (#)		Number of Securities Underlying Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

James E. Henry	—		—		—	—	—
Irvin F. Witcosky	—		—		—	—	—
Brian Reach	100,000	(1)	—		—	7.10	5/31/2009
	—		50,000	(2)	—	3.71	8/8/2012
John P. Hopkins	—		150,000	(3)	—	3.71	8/8/2012
Philip A. Timpanaro	5,000	(4)	20,000	(4)	—	5.65	5/27/2010

(1) Represents grant of 100,000 incentive stock options which vests equally in 25 monthly installments of 4,000, with the installment vesting on June 30, 2004.

(2) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on August 8, 2007, 2008, 2009, 2010, and 2011, respectively.

(3) Represents grant of 150,000 incentive stock options which vests in five equal installments of 30,000 on May 27, 2006, 2007, 2008, 2009, and 2011, respectively.

(4) Represents grant of 25,000 incentive stock options which vests in five equal installments of 5,000 on August 8, 2006, 2007, 2008, 2009, and 2010, respectively.

COMPENSATION OF DIRECTORS

Directors who are also our employees receive no additional compensation for attendance at board meetings. Mr. Henry and Mr. Reach are the only members of the Board of Directors who are also employees. The Company’s non-employee directors receive a quarterly fee of $1,250 and an annual stock option grant to purchase 2,000 shares of the Company’s common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting. For the year ended December 31, 2006, all of our outside Directors, that is, Directors who are not employees or full-time consultants of the Company, each received compensation as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)		Total ($)

Robert De Lia, Sr.	10,000	756	(3)	10,756
James W. Power	6,750	756	(4)	7,506
Joseph P. Ritorto	8,000	756	(5)	8,756
David Sands	10,000	756	(6)	10,756

(1) Outside Directors each receive a cash retainer at a rate of $5,000 per annum. The Company reimburses Director’s for out-of-pocket expenses incurred travelling to Board of Director’s meetings.

(2) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2006.

(3) At December 31, 2006, Mr. De Lia, Sr. held options to purchase 6,000 shares of Common Stock.

(4) At December 31, 2006, Mr. Power held options to purchase 4,000 shares of Common Stock.

(5) At December 31, 2006, Mr. Ritorto held options to purchase 11,000 shares of Common Stock.

(6) At December 31, 2006, Mr. Sands held options to purchase 4,000 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee in 2006 were Messrs. De Lia, Power and Ritorto. The Board made all decisions concerning executive compensation during 2006. No executive officer of the Corporation served as a member of the Board of Directors of another entity during 2006. None of the members of the Compensation Committee has ever been an officer or employee of Henry Bros. Electronics, Inc. or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2006.

COMPENSATION DISCUSSION AND ANALYSIS

Through the following questions and answers we explain all material elements of our executive compensation:

What are the objectives of our executive compensation programs?

Our corporate goal is to maximize our total return to our shareholders through share price appreciation. Towards this goal, we seek to compensate our executives at levels that are competitive with peer companies so that we may attract, retain and motivate highly capable executives. We also design our compensation programs to align our executives’ interests with those of our shareholders.

Our 2006 executive compensation, including stock option grants awarded for and in 2006, reflects our effort to realize these objectives.

What are the principal components of our executive compensation programs?

Overview: Our executive compensation programs consist of three principal components: (i) a base salary; (ii) annual bonuses; and (iii) stock option grants. The Company’s policy for compensating our executive officers is intended to provide significant annual long-term performance incentives. We describe each of these principal components below.

Relationship of the principal components: We have allocated the three principal components of our executive compensation programs in a manner that we believe optimizes each executive’s contribution to us. We have not established specific formulae for making the allocation.

Base Salary: We do not have employment agreements with any of our executives. Base salaries for executive officers are determined by evaluating a variety of factors, including the experience of the individual, the competitive marketplace for managerial talent, the Company’s performance, the executive’s performance, and the responsibilities of the executive. Although our Compensation Committee annually reviews salaries of our executive officers, our Compensation Committee does not automatically adjust base salaries if it concludes that adjustments to other components of the executive’s compensation would be more appropriate.

Annual Bonus: Cash bonus awards are based on a variety of factors, including the individual performance of the executive and the Company’s performance.

Long-Term Incentive Compensation (Stock Options for Common Shares): The Compensation Committee believes that stock-based compensation arrangements are essential in aligning the interests of management and the stockholders. The Company’s 2002 and 2006 Stock Plan provides for the issuance of stock options to its executive officers and other employees. Stock options to purchase shares of the Company’s common stock are issued at an exercise price equal to the fair market value of such stock on the date immediately preceding the date on which the stock option is granted. These options typically vest over a three to five year period from the date of grant and are granted to the Company’s executive officers and other employees as a reward for past individual and corporate performance and as an incentive for future performance. The size of awards is determined by the Committee based on factors such as the executive’s position, individual performance and the Company’s performance.

What do we seek to reward and accomplish through our executive compensation programs?

We believe that our compensation programs, collectively, enable us to attract, retain and motivate high quality executives. We provide annual bonus awards primarily to provide performance incentives to our key employees to meet corporate performance objectives. Our corporate objectives are measured by sales increases, operating margins, net income and other items of performance as determined on an annual basis. We design long-term incentive awards primarily to motivate and reward key employees over longer periods. Through vesting and forfeiture provisions that we include in awards of stock options we provide an additional incentive to executives to act in furtherance of our longer-term interests. An executive whose employment with us terminates before equity-based awards have vested, either because the executive has not performed in accordance with our expectations or because the executive chooses to leave, will generally forfeit the unvested portion of the award.

Why have we selected each principal component of our executive compensation programs?

We have selected programs that we believe are commonly used by public companies, both within and outside of our industry, because we believe commonly used programs are well understood by our shareholders, employees and analysts. Moreover, we selected each program only after we first confirmed, with the assistance of outside professional advisors, that the program comports with settled legal and tax rules.

How do we determine the amount of each principal component of compensation to our executives?

Our Compensation Committee exercises judgment and discretion in setting compensation for our senior executives. The Committee exercises its judgment and discretion only after it has first evaluated the recommendations of our Chief Executive Officer and evaluated our corporate performance.

What specific items of corporate performance do we take into account in setting compensation policies and making compensation decisions?

Our corporate performance primarily impacts the annual bonuses and long-term incentive compensation that we provide our executive officers. We use or weight items of corporate performance differently in our annual bonus and long-term compensation awards and some items are more determinative than others.

Goals for executives in 2006 vary because the areas of responsibility of executives differ. Goals are generally developed around metrics tied to our growth and profitability, including increases in revenue and operating profit, decreases in expenses, completion of developments in accordance with budgets and timelines, execution of acquisitions in accordance with targets, enhanced operational efficiencies and development of additional opportunities for our long-term growth.

How do we determine when awards are granted, including awards of equity-based compensation?

Historically, our Compensation Committee has awarded annual bonuses in the quarter following the year end. The Compensation Committee makes awards of stock options on an ad hoc basis, but generally quarterly, following review of pertinent financial information and industry data. In addition, the Compensation Committee conducts a thorough review of stock option awards and grant procedures annually. The date on which the Committee has met has varied from year to year, primarily based on the schedules of Committee members and the timing of compilation of data requested by the Committee.

Over the past years our equity-based awards to executives have taken the form of stock options. The number of stock options subject to an award has been computed by taking into account the Company’s performance, the particular executive’s performance, our retention objectives, and other factors.

What factors do we consider in decisions to increase or decrease compensation materially?

Historically, we have generally not decreased the base salaries of our executive officers or reduced their incentive compensation targets due to individual performance. When an executive’s performance falls short of our expectations then we believe our interests are best served by replacing the executive with an executive who performs at the level we expect. The factors that we consider in decisions to increase compensation include the individual performance of the executive, responsibility of the executive and our corporate performance, as discussed above.

To what extent does our Compensation Committee consider compensation or amounts realizable from prior compensation in setting other elements of compensation?

The primary focus of our Compensation Committee in setting executive compensation is the executive’s current level of compensation, including recent awards of long-term incentives, taking into account the executive’s performance and our corporate performance. The Committee has not adopted a formulaic approach for considering amounts realized by an executive from prior equity-based awards.

How do accounting considerations impact our compensation practices?

Accounting consequences are not a material consideration in designing our compensation practices. However, we design our equity awards so that its overall cost fell within a budgeted dollar amount and so that the awards would qualify for classification as equity awards under FAS 123R. Under FAS 123R the compensation cost recognized for an award classified as an equity award is fixed for the particular award and, absent modification, is not revised with subsequent changes in market prices of our common shares or other assumptions used for purposes of the valuation.

How do tax considerations impact our compensation practices?

Prior to implementation of a compensation program and awards under the program, we evaluate the federal income tax consequences, both to us and to our executives, of the program and awards. Before approving a program, our Compensation Committee receives an explanation from our outside professionals as to the tax treatment of the program and awards under the program and assurances from our outside professionals that the tax treatment should be respected by taxing authorities.

Section 162(m) of the Internal Revenue Code limits our tax deduction each year for compensation to each of our Chief Executive Officer and our four other highest paid executive officers to $1 million unless, in general, the compensation is paid under a plan that is performance-related, non-discretionary and has been approved by our shareholders. Generally, Section 162(m) has not had a significant impact on our compensation programs.

What are our equity or other security ownership requirements for executives and our policies regarding hedging the economic risk of share ownership?

We do not maintain minimum share ownership requirements for our executives. We do not have a policy regarding hedging the economic risk of share ownership.

To what extent do we benchmark total compensation and material elements of compensation and what are the benchmarks that we use?

While the Compensation Committee does not perform formal benchmarks, they do compare the elements of total compensation to compensation provided by knowledge gained in the industry.

Do we have a policy regarding the recovery of awards or payments if corporate performance measures upon which awards or payments are based are restated or adjusted in a manner that would reduce the size of an award or payment?

For non-executive officers, we have a policy that provides for a case-by-case review to determine if a recovery of an award is necessary if a performance measure used to calculate the award is subsequently adjusted in a manner that would have reduced the size of the award. For executive officers, we have a policy that requires a recovery of an award if a performance measure used to calculate the award is subsequently adjusted in a manner that would have reduced the size of the award.

What is the role of our executive officers in the compensation process?

Our Compensation Committee meets periodically with our Chief Executive Officer to address executive compensation, including the rationale for our compensation programs and the efficacy of the programs in achieving our compensation objectives. The Compensation Committee also relies on executive management to evaluate compensation programs to assure that they are designed and implemented in compliance with laws and regulations, including SEC reporting requirements. The Compensation Committee relies on the recommendations of our Chief Executive Officer regarding the performance of individual executives. At meetings in 2006 the Compensation Committee received recommendations from our Chief Executive Officer regarding salary adjustments and annual bonus and stock option awards for our executive officers. Our Chief Executive Officer plays a significant role in determining the annual cash compensation of our executive officers. The Compensation Committee believes that it is important for it to receive the input of the Chief Executive Officer on compensation matters since he is knowledgeable about the activities of our executive officers and the performance of their duties and responsibilities, as well as their contributions to the growth of the Company and its business. The Compensation Committee accepted these recommendations after concluding that the recommendations comported with the Committee’s objectives and philosophy and the Committee’s evaluation of our performance and industry data.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with our management and based on the review and discussion recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. The Board accepted the Compensation Committee’s recommendation. This report is made by the undersigned members of the Compensation Committee:

Robert L. De Lia, Sr. (Chair)
James W. Power
Joseph P. Ritorto

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a) The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2006:

Equity Compensation Plan Information - For the Year Ended December 31, 2006:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	670,600	*	$ 5.17	282,909
Equity compensation plans not approved by security holders	199,662	**	$ 7.58	—
Total	870,262		$ 7.41	282,909

* This amount includes options issuable pursuant to our 2002 and 2006 Stock Option Plans. The plans authorizes the issuance of options to purchase up to 230,000 and 250,000 shares of our Common Stock to employees, directors, and consultants of the Company under the 2002 and 2006 Stock Option Plans, respectively.

Also included are options issuable pursuant to our Incentive Stock Option Plan. The Board of Directors and our shareholders approved the adoption of the Incentive Stock Option Plan on December 23, 1999. Our Incentive Stock Option Plan provides for the granting of options to purchase a maximum of 500,000 shares of the Company’s common stock.

** This amount includes a five year option (currently exercisable) granted to the Wall Street Group (“WSG”) consisting of 5,996 shares granted November 5, 2002 with an exercise price of $6.90 per share, issued in connection with an agreement to provided certain services dated November 1, 2001 and terminated in April 2003. Also included are warrants to purchase 138,333 and 55,333 shares at $7.60 expiring January 27, 2010, that were granted in connection with the issuance of 553,333 shares of our common stock to certain qualified institutional investors and the placement agent, respectively, in July 2004.

b) Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table that follows sets forth, as of September 4, 2007 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Unless otherwise indicated, the business address for each of the named individuals is Henry Bros. Electronics, Inc., 17-01 Pollitt Drive, Fair Lawn, New Jersey 07410.

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

          The applicable percentage of ownership is based on 5,916,065 shares outstanding as of September 4, 2007.

Name address and title of beneficial owner	Number of shares beneficially owned	Percentage of Common Stock Beneficially Owned

James E. Henry, Chairman, Chief Executive Officer, Treasurer and Director	1,400,000	23.7%

Brian Reach, Vice-Chairman, President, Chief Operating Officer, Secretary, and Director (1)	195,000	3.3%

John P. Hopkins, Chief Financial Officer (2)	30,000	*

Brian J. Smith, Corporate Controller	—	*

Robert De Lia, Sr., Director (3)	44,000	*

James W. Power, Director (4)	4,000	*

Joseph P. Ritorto, Director (5)	46,000	*

David Sands, Director (6)	4,000	*

All executive officers and directors as a group (8 persons) (7)	1,723,000	29.1%

* Less than 1%

CERTAIN BENEFICIAL OWNERS

The following table gives information about each additional shareholder known by us to be a beneficial owner of more than 5 percent of common stock as of September 4, 2007, based on information filed with the SEC:

	Amount of	Percent

Irvin F. Witcosky (8)	1,361,800	23.0%

Richard D. Rockwell (9)	528,000	8.9%

(1) The amount shown for Mr. Reach includes a currently exercisable option to purchase 100,000 shares of the Company’s Common Stock at a price of $7.10 per share and a currently exercisable option to purchase 10,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(2) The amount shown for Mr. Hopkins includes a currently exercisable option to purchase 30,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(3) The amount shown for Mr. De Lia, Sr. includes three currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $7.19, $4.90 and $3.33 per share, respectively.

(4) The amount shown for Mr. Power includes two currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $6.08 and $3.33 per share, respectively.

(5) The amount shown for Mr. Ritorto includes currently exercisable options to purchase 5,000 shares at $7.95 and 2,000 shares each of the Company’s common stock at $7.19, $4.90 and $3.33 per share, respectively.

(6) The amount shown for Mr. Sands includes two currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $4.90 and $3.33 per share, respectively.

(7) The amount shown includes currently exercisable options to purchase 165,000 shares of the Company’s common stock.

(8) Mr. Witcosky resigned as the Company’s President and as a Director, effective March 23, 2007. The amount shown for Mr. Witcosky is pursuant to a Schedule 13D/A, filed on April 5, 2007, by Mr. Witcosky. His current address is 419 E. Penn St., Long Beach, NY 11561.

(9) The amount shown for Mr. Rockwell is pursuant to a Schedule 13D/A, filed on March 1, 2007, by Mr. Rockwell, an individual, reporting an address of 43 River Road, Nutley, NJ 07110.

Item 13. Certain Relationships and Related Transactions and Director Independence

a) In 2006, the Company had revenues of $678,138 associated with an integrated security systems project with First Aviation Services, Inc. (“First Aviation”). Joseph P. Ritorto, a member of our Board of Directors since January 2002, is co-founder of First Aviation.

b) The Company considers Messrs. Ritorto, De Lia, Sands and Power to be independent directors in accordance with Section 121A of the American Stock Exchange’s listing standards.

Item 14. Principal Accountant Fees and Services

Fees Paid to Our Independent Auditors During 2006 and 2005

Audit Fees

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2006 and the reviews of the financial statements on Form 10-Q for the fiscal year ended December 31, 2006 were $89,587 and the audit of Form 10-KSB in 2005 and the reviews of the financial statements on Form 10-QSB for the fiscal year ended December 31, 2005 were $86,087.

Audit-Related Fees

The aggregate fees billed for audit-related services by the principal accountant for the year ended December 31, 2006 were approximately $2,200 and for the year ended December 31, 2005 were $2,200. Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2006 was $22,500, and for the year ended December 31, 2005 was $21,000. The services comprising these fees include tax consulting and submitting tax returns.

All Other Fees

The aggregate fees billed for all other professional services rendered by the Company’s independent auditors for the year ended December 31, 2006 was $12,047 and for the year ended December 31, 2005 was $375. These fees related to a 401(k) plan audit in 2006 and work performed on consents on Form S-8 Registrations in 2005.

Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor. The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following consolidated financial statements and schedules are filed at the end of this report, beginning on page F-l. Other schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) See Exhibit Index following this Annual Report on Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934 as amended, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 17, 2007	HENRY BROTHER ELECTRONICS, INC.

By: /s/ James E. Henry

James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Each person, in so signing also makes, constitutes, and appoints James E. Henry and Brian Reach, and each of them acting alone, as his true and lawful attorneys-in-fact, with full power of substitution, in his name, place, and stead, to execute and cause to be filed with the SEC any or all amendments to this report.

SIGNATURE

Date:	October 17, 2007	/s/ James E. Henry

James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Date:	October 17, 2007	/s/ Brian Reach

Brian Reach
Vice Chairman, President, Chief Operating Officer,
Secretary and Director

Date:	October 17, 2007	/s/ John P. Hopkins

John P. Hopkins
Chief Financial Officer

Date:	October 17, 2007	/s/ Joseph P. Ritorto

Joseph P. Ritorto
Director

Date:	October 17, 2007	/s/ Robert L. DeLia Sr.

Robert L. DeLia Sr.
Director

Date:	October 17, 2007	/s/ David Sands

David Sands
Director

Date:	October 17, 2007	/s/ James W. Power

James W. Power
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as of January 1, 2006.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 18, the Company has corrected the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes is stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
October 17, 2007

The accompanying notes are an integral part of these statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005 (Corrected)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$199,853	$2,177,686
Accounts receivable-net of allowance for doubtful accounts	13,628,358	9,934,954
Inventory	1,707,933	1,227,871
Costs in excess of billings and estimated profits	4,643,469	3,110,798
Deferred tax asset	1,155,620	726,274
Retainage receivable	1,390,468	1,210,014
Prepaid expenses and income tax receivable	454,801	250,187
Other assets	290,079	327,536

Total current assets	23,470,581	18,965,320

Property and equipment - net of accumulated depreciation	2,402,394	1,123,561
Goodwill	3,316,530	3,453,606
Intangible assets - net of accumulated amortization	1,436,414	1,328,509
Deferred tax asset	594,545	221,887
Other assets	151,145	68,647

TOTAL ASSETS	$31,371,609	$25,161,530

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$5,973,047	$3,538,392
Accrued expenses	4,786,203	2,229,797
Accrued taxes	58,914	205,365
Billings in excess of costs and estimated profits	1,167,259	1,176,813
Deferred income	476,775	570,489
Current portion of long-term debt	505,028	296,666
Deferred tax liability	249,365	—
Other current liabilities	252,881	—

Total current liabilities	13,469,472	8,017,522

Long-term debt, less current portion	3,463,236	727,961
Deferred tax liability	428,283	433,081

TOTAL LIABILITIES	17,360,991	9,178,564

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,916,065 shares issued and outstanding in 2006 and 5,889,399 in 2005	59,161	58,894
Additional paid in capital	17,284,205	16,956,008
Deferred compensation	(383,552)	(342,878)
Accumulated deficit	(2,949,196)	(689,058)

TOTAL EQUITY	14,010,618	15,982,966

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31,371,609	$25,161,530

The accompanying notes are an integral part of these statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2006	2005 (Corrected)	2004 (Corrected)

Revenue	$42,132,852	$42,156,188	$29,725,718
Cost of revenue	31,586,736	31,581,187	22,305,632

Gross profit	10,546,116	10,575,001	7,420,086

Operating expenses:
Selling, general & administrative expenses	11,952,477	8,422,193	6,943,885
Goodwill & intangible asset impairment charges	1,191,000	44,999	77,000

Operating (loss) profit	(2,597,361)	2,107,809	399,201

Interest income	19,515	12,507	12,624
Other expense	(674)	(3,780)	—
Interest expense	(103,923)	(84,985)	(94,039)

(Loss) income before tax expense	(2,682,443)	2,031,551	317,786

Tax expense (benefit)	(422,305)	893,577	148,147

Net (loss) income after taxes	$(2,260,138)	$1,137,974	$169,639

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) profit per common share	$(0.39)	$0.20	$0.03

Weighted average common shares	5,749,964	5,739,398	5,411,964

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) profit per common share:	$(0.39)	$0.20	$0.03

Weighted average diluted common shares	5,749,964	5,773,097	5,411,964

The accompanying notes are an integral part of these statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock par value $.01 10,000,000 Authorized

			Treasury Stock		Additional Paid-in Capital	Deferred Comp- ensation
							Retained Earnings
	Shares	Amount	Shares	Amount				Total

Balance at December 31, 2003 (Corrected)	5,201,431	$52,015	70,891	$(500,000)	$13,512,939	—	$(1,996,671)	$11,068,283
Shares issued in connection with the acquisition of Airorlite Communications, Inc.	37,000	370			266,030			266,400
Shares issued in July 2004 net of expenses	553,333	5,533			2,952,524			2,958,057
Employee stock options exercised	18,525	185			123,108			123,293
Value of stock option grants					247,056	(247,056)		—
Amortization of value assigned to stock option grants						68,114		68,114
Treasury shares cancelled	(70,891)	(709)	(70,891)	500,000	(499,291)			—
Net income for 2004 (Corrected)							169,639	169,639

Balance at December 31, 2004 (Corrected)	5,739,398	57,394	—	—	16,602,366	(178,942)	(1,827,032)	14,653,786

Value of stock option grants					355,142	(355,142)		—
Amortization of value assigned to stock option grants						191,206		191,206
Shares issued in connection with the acquisition of Securus, Inc.	150,001	1,500			(1,500)			—
Net income for 2005 (Corrected)							1,137,974	1,137,974

Balance at December 31, 2005 (Corrected)	5,889,399	58,894	—	—	16,956,008	(342,878)	(689,058)	15,982,966
Employee stock options exercised	6,666	67			30,930			30,997
Value of stock option grants					230,267	(230,267)		—
Shares issued in connection with the acquisition of CIS Security Systems	20,000	200			67,000			67,200
Amortization of value assigned to stock option grants						189,593		189,593
Net loss December 31, 2006							(2,260,138)	(2,260,138)

Balance at December 31, 2006	5,916,065	$59,161	—	—	$17,284,205	$(383,552)	$(2,949,196)	$14,010,618

The accompanying notes are an integral part of these statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2006	2005	2004
		(Corrected)	(Corrected)

Cash flows from operating activities:
Net (loss) income	$(2,260,138)	$1,137,974	$169,639
Adjustments to reconcile net (loss) income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	699,559	647,243	490,856
Bad debt expense	172,402	453,889	203,324
Provision for obsolete inventory	384,000	-	50,000
Impairment charges	1,191,000	44,999	77,000
Stock option expense	189,593	191,106	68,114
Deferred income taxes	(386,007)	684,682	52,336
Changes in operating assets and liabilities:
Accounts receivable	(3,071,303)	(1,327,191)	(2,525,791)
Inventories	(801,540)	(353,296)	164,664
Costs in excess of billings and estimated profits	(1,484,855)	(525,876)	(1,819,017)
Retainage receivable	(180,454)	(857,967)	(291,337)
Other assets	(21,809)	(161,093)	360,505
Prepaid expenses and income tax receivable	(204,614)	220,210	(284,770)
Accounts payable	1,930,035	201,181	1,121,607
Accrued expenses	2,285,202	299,739	1,132,519
Billings in excess of cost and estimated profits	(9,554)	(174,485)	873,783
Deferred income	(93,714)	527,995	(112,783)
Other liabilities	19,587	-	-

Net cash provided by (used in) operating activities	(1,642,610)	1,009,110	(269,351)

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(1,666,363)	(1,084,528)	(166,875)
Purchase of property and equipment	(1,393,001)	(211,542)	(236,295)

Net cash used in investing activities	(3,059,364)	(1,296,070)	(403,170)

Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees	30,997	-	3,081,350
Net proceeds and (payments) from revolving bank lines	2,847,896	951,692	(600,000)
Proceeds from bank loans	186,500	-	-
Payments of bank loans	(217,810)	(1,545,171)	(305,215)
Net repayments of other debt	(26,465)	(18,498)	(149,699)
Capitalized lease payments	(96,977)	(78,349)	(26,359)
Payment of loan payable to owner of acquired company	-	-	(100,000)

Net Cash provided by (used in) financing activities	2,724,141	(690,326)	1,900,077

Increase (decrease) in cash and cash equivalents	(1,977,833)	(977,286)	1,227,556
Cash and cash equivalents - beginning of period	2,177,686	3,154,972	1,927,416

Cash and cash equivalents - end of period	$199,853	$2,177,686	$3,154,972

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$86,093	$84,985	$94,039
Taxes	$325,812	$41,124	$9,334
Non-cash investing and financing activities:
Equipment financed	$250,493	$151,154	$258,841
Issuance of stock to acquire businesses	$67,200	--	$266,400
Value of stock options issued to employees	$230,267	$355,142	$247,056

The accompanying notes are an integral part of these statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

NATURE OF OPERATIONS

Henry Bros. Electronics, Inc., (the “Company”) and its subsidiaries, are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides “cradle to grave” services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. Through the Specialty Products and Services segment we provide emergency preparedness programs, mobile digital recording solutions and specialized radio frequency communication equipment and integration. Each of the Company’s segments markets nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

The table below shows revenue percentage by geographic location for each of the years ended December 31:

	2006	2005	2004

New Jersey/New York	44%	53%	35%
California	27%	23%	33%
Texas	3%	8%	13%
Arizona	7%	6%	7%
Colorado (1)	11%	2%	—
CIS - Virginia/Maryland (2)	4%	—	—

Integration segment	96%	92%	88%
Specialty segment	7%	9%	13%
Inter-segment	-3%	-1%	-1%

Total revenue	100%	100%	100%

(1) Acquired October 10, 2005
(2) Acquired October 2, 2006

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. All material intercompany transactions have been eliminated in consolidation.

(b) Reclassifications

The presentation of certain prior year information has been reclassified to conform to the current year presentation. The Retainage Receivable has been broken out separately on the balance sheets. In 2005, this amount was included in Other Assets.

(c) Revenue Recognition

Revenue from a project in either the Integration or Specialty segments are recognized on the percentage of completion method, whereby revenue and the related gross profit are determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, the Company’s direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit from what was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are periodically updated by management during the performance of the project. Provision for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such losses are determined. In general, we determine a project to be substantially completed after:

1.	The scope of work is completed which includes installing the equipment as required in the contract.

2.	System is functional and has been tested.

3.	Training has been provided.

The majority of the Company’s projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.

Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenues from service contracts are recognized ratably over the length of the

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

agreement. In 2006, 2005 and 2004, the Company did not bundle any significant service contracts with our systems installation work.

The Diversified Security Solutions, Inc. division provides emergency planning services to commercial real estate owners and managers. In general, project labor is the predominant cost associated with the completion of these projects. The Company utilizes labor as the output measure in order to recognize revenue and believes this to be an accurate matching of costs and revenue.

(d) Use of Estimates

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

Revenue and costs relating to security integration systems projects and service agreements are particularly affected by management’s estimates. The contract sale price and estimated costs are based upon the facts and circumstances known at the time of the proposal. Estimates for the costs to complete the contract are periodically updated during the performance of the contract. Unpredictable events can occur during the performance of the contract that can increase the costs and reduce the estimated gross profit. Change orders to record additional costs may not be approved or can become subject to long negotiations with the customer and can result in concessions by the Company. Considerable judgments are made during the performance of the contract that affects the Company’s revenue recognition and cost accruals that may have a significant impact on the results of operations reported by the Company.

(e) Cash Equivalents

The Company considers highly liquid instruments with original maturity of three months or less to be cash equivalents.

(f) Trade Receivables

Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is evaluated on a regular basis by management and is based upon historical experience with the customer, the aging of the past due amounts and the relationship with and economic status of our customers. The evaluation is based upon estimates taking into account the facts and circumstances at the time of the evaluation. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our trade receivables are not collateralized.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(g) Inventories

Inventories are stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

(h) Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of related lease term or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value. There was no impaired property and equipment in 2006 and 2005.

(i) Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition.

Effective January 1, 2002, the company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. In accordance with that statement, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis. The company recorded an impairment charge of approximately $0, $45,000 and $77,000 for the write down of customer lists and service contract rights for the years ended December 31, 2006, 2005 and 2004, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(j) Goodwill

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. The Company determines the reporting unit by analyzing geographic region, as management evaluates the Company’s performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142. In 2005 and 2004, no charges to operations resulted from management’s goodwill impairment evaluation. However, based upon our 2006 evaluation, the Company took a charge to operations of $1.2 million (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market.

(k) Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable. At various times, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Credit risk is generally diversified due to the large number of customers that make up the Company’s customer base and their geographic dispersion resulting from three acquisitions in 2002. The Company performs an ongoing credit evaluation of its customers. In 2006 billings to one customer represented 9.7% of the Company’s consolidated revenue or 10.1% of revenue from the Integration segment. Revenues from local government agencies were 22.6%, 39% and 20% of total revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

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

(l) Income Taxes

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

(m) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2006.

(n) Advertising Costs

The Company expenses advertising cost when the advertisement occurs. Total advertising expenses amounted to approximately $67,542, $40,346 and $44,466 for the years ended December 31, 2006, 2005 and 2004, respectively.

(o) Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (FAS-123(R)), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (FAS-123), Accounting for Stock-Based Compensation.

FAS-123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB-25), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123(R) effective January 1, 2006, under the modified prospective transition method, in which compensation cost was recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

As permitted under FAS-123, the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options and nonvested stock grants was measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

With the adoption of FAS-123(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN-28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. This is the same manner applied in the pro forma disclosures under FAS-123. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. The company charged $189,593, $191,106 and $68,114 to operations for the years ended December 31, 2006, 2005 and 2004, respectively, for the fair value of those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

(p) Warranty

The Company offers warranties on all products, including parts and labor that ranges from one to three years, depending upon the product. For products made by others, the Company passes along the manufacturer’s warranty to the end user. The Company charges operations with warranty expenses as incurred. For the years ended December 31, 2006, 2005 and 2004, warranty expense was approximately $34,490, $49,231 and $152,500, respectively.

(q) Net (Loss) Income Per Share

The computation of basic (loss) earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted (loss) earnings per share includes the dilutive effects of common stock equivalents of options and warrants. Potentially dilutive securities are not included in earnings per share for the year ended December 31, 2006 as their inclusion would be antidilutive.

The following securities were not included in the computation of diluted net earnings per share as their effect would have been anti-dilutive:

	December 31,

	2006	2005	2004

Options to purchase common stock	1,149	—	—
Shares issued in connection with the acquisition of Securus Inc., held in escrow	150,001	—	—

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(r) Segment Information

FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“Statement 131”), that establish standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company has identified two operating segments in which it operates; Security Systems Integration (“Integration”) and Specialty Products and services (“Specialty”). The Integration segment provides design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Specialty Products and Services segment (“Specialty”) includes the Company’s digital mobile recording business, its emergency preparedness planning programs business, and its wireless business specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications.

Each of the Company’s segments market nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

(s) Recently Adopted Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 did not have a material effect on the Company’s financial position or results of operations. On September 13, 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. After analyzing the materiality of the impact arising from these deficiencies in accordance with the provisions of SAB 108 (See Notes 6, 9, 18 and 19), management concluded that the financial statements for the years ended December 31, 2005 and 2004, included as part of this Annual Report on Form 10-K, and the Selected Financial Data, included as Item 6 of this Annual Report on Form 10-K, should be corrected to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by$(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $549,262, $580,032, $533,648, and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

(t) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently quantifying the impact of SFAS No. 157.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

On July 13, 2006, Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income tax recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”). FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings of the year adopted (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently quantifying the impact of FIN 48.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests, among other issues. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

2.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,

	2006	2005

Completed contracts, including retentions	$7,002,134	$3,189,288
Contracts in progess:
Current	7,150,234	6,894,444
Retentions	459,781	662,611

	14,612,149	10,746,343
Less: Allowance for doubtful accounts	983,791	811,389

	$13,628,358	$9,934,954

At December 31, 2006 and 2005, one customer represented 9.7% and 12.5% of the net accounts receivable, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

3.	COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billing on uncompleted contracts consisted of the following:

	December 31,

	2006	2005

Cost incurred on uncompleted contracts	$38,769,725	$32,014,993
Billings on uncompleted contracts	35,293,515	30,081,008

	$3,476,210	$1,933,985

Included in accompanying Balance Sheets under the following captions:

	December 31,

	2006	2005

Costs in excess of billings and estimated profits	$4,643,469	$3,110,798
Billing in excess of costs and estimated profits	1,167,259	1,176,813

	$3,476,210	$1,933,985

Backlog

At December 31, 2006, the dollar amount of backlog believed to be firm was $27,802,404. Backlog from acquisitions completed during fiscal 2005 that were not included as part of the December 31, 2005 backlog accounted for $680,065 of this backlog. At December 31, 2005, our backlog was $16,002,144. At June 30, 2007, the dollar amount of backlog believed to be firm was approximately $32,300,000.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

4.	INVENTORIES

Inventories consisted of the following:

	December 31,

	2006	2005

Component parts	$434,282	$144,028
Finished goods	1,689,190	1,115,382

	2,123,472	1,259,410
Less: Valuation allowance	415,539	31,539

Net inventory	$1,707,933	$1,227,871

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,

	2006	2005

Office equipment	$432,519	$250,768
Demo and testing equipment	133,448	104,501
Automotive equipment	1,582,834	1,394,477
Computer equipment	1,239,364	960,134
Machinery and equipment	372,565	182,082
Leasehold improvements	500,325	56,171

	4,261,055	2,948,133

Less: Accumulated depreciation	(1,858,661)	(1,824,572)

	$2,402,394	$1,123,561

Depreciation Expense was $515,972, $488,899 and $340,268 for the years ended December 31, 2006, 2005 and 2004, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Equipment under capital leases included in Property and Equipment are as follows:

	December 31,

	2006	2005

Automotive equipment	$511,992	$309,128
Less: Accumulated depreciation	137,475	99,306

	$374,517	$209,822

6.	GOODWILL

Goodwill consisted of the following:

	December 31,

	2006	2005 (Corrected)

National Safe of California, Inc.	$483,753	$1,674,753
Photo Scan Systems, Inc.	472,475	472,475
Henry Bros. Electronics, LLC (Arizona)	317,114	317,114
Airolite Communications, Inc.	250,034	250,034
Securus, Inc.	971,210	739,230
CIS Security Systems Corp.	783,650	—
Southwest Securityscan, Inc.	38,294	—

	$3,316,530	$3,453,606

Based upon the Company’s 2006 goodwill evaluation under the requirements of FAS 142, the Company took a charge to operations of $1.2 million (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market (National Safe of California).

In addition, there were certain adjustments made to goodwill resulting from a correction of accounting for deferred income taxes related to prior year stock acquisitions. See Notes 1, 9 and 18. The net effect was to increase overall goodwill by $549,262 for the years ended December 31, 2006 and 2005, with a corresponding increase to net deferred tax liabilities to correct for the effect on prior years acquisitions. There was no income statement impact resulting from this adjustment.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable Intangibles

	Acquired Customer List	Service Rights	Covenant Not to Compete	Trade Name	Total Amortizable Intangibles	Trade Name	Total Intangibles

Gross carrying value:

December 31, 2004	$426,248	$473,208	$287,773	$—	$1,187,229	$315,114	$1,502,343
Additions (deletions)	260,000	—	—	80,000	340,000	—	340,000
Impairment charge	(17,742)	(36,559)	—	—	(54,301)	—	(54,301)

December 31, 2005	$668,506	$436,649	$287,773	$80,000	$1,472,928	$315,114	$1,788,042

Additions (deletions)	291,492	—	—	—	291,492	—	291,492
Impairment charge	—	—	—	—	—	—	—

December 31, 2006	959,998	436,649	287,773	80,000	1,764,420	315,114	2,079,534

Accumulated amortization:
December 31, 2004	(71,040)	(100,527)	(138,924)	—	(310,491)	—	(310,491)
2005 Amortization	(38,879)	(54,829)	(60,636)	(4,000)	(158,344)	—	(158,344)
Impairment charge	4,651	4,651			9,302	—	9,302

December 31, 2005	(105,268)	(150,705)	(199,560)	(4,000)	(459,533)	—	(459,533)

2006 Amortization	(67,583)	(37,759)	(62,245)	(16,000)	(183,587)	—	(183,587)
Impairment charge	—	—	—	—	—	—	—

December 31, 2006	(172,851)	(188,464)	(261,805)	(20,000)	(643,120)	—	(643,120)

Net Carrying Value	$787,147	$248,185	$25,968	$60,000	$1,121,300	$315,114	$1,436,414

Weighted average life in years	11	6	3	5	6

Amortization expense was $183,587, $158,344 and $150,588 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future amortization expense for the next five years is as follows:

December 31

2007	$175,884
2008	149,916
2009	149,916
2010	149,916
2011	133,916

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

8.	LONG-TERM DEBT

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Banknorth, N.A. (“TD Banknorth,” formerly known as Hudson United Bank) pursuant to which TD Banknorth extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Banknorth into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (8.25% at December 31, 2006) through May 1, 2008, when all amounts outstanding under the Revolving loan is due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729.65 commencing July 30, 2005 and continuing thru June 30, 2010. Interest under the Term Loan is 6.75%.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at December 31, 2006. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on October 11, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Long-term debt included of the following balances:

	December 31,

	2006	2005

Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$531,122	$724,829

Revolving line at the prime rate of interest, payable in monthly installments thru May 1, 2008	2,847,897	—

Corporate insurance financed at 8.49% in monthly installments thru October 1, 2007	162,397	—

Capitilzed lease obligations due in monthly installments, with interest ranging from 6.4% to 11.7%	399,731	246,215

Other miscellaneous debt	27,117	53,583

	3,968,264	1,024,627
Less: Current Portion	(505,028)	(296,666)

	$3,463,236	$727,961

The weighted average prime interest rate for the years ended December 31, 2006 and 2005 were 7.9% and 6.4%, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

9.	INCOME TAXES

The tax provision consists of the following:

	Years Ended December 31,

	2006	2005	2004

Federal
Current	$(130,790)	$112,790	$—
Deferred	(318,002)	594,579	48,677

	(448,792)	707,369	48,677

State
Current	94,492	95,945	95,811
Deferred	(68,005)	90,263	3,659

	26,487	186,208	99,470

	$(422,305)	$893,577	$148,147

The components of the deferred tax asset (liability) are as follows:

	December 31,

	2006	2005

Deferred tax asset:
Allowance for doubtful accounts	$398,548	$328,553
Accrued absences	280,475	92,351
Accrued warranty	125,554	162,677
Depreciation	13,871	—
Inventory	137,748	2,693
Stock compensation	54,267	43,520
Unearned maintenance	213,296	140,000
Net operating loss carry forward	526,406	178,367

Total deferred tax asset	$1,750,165	$948,161

Short-term	$1,155,620	$726,274

Long-term	$594,545	$221,887

Deferred tax liability:
Deferred Revenue	(249,365)	—
Depreciation	—	(27,382)
Intangible Assets	(428,283)	(405,699)

Total deferred tax liability	$(677,648)	$(433,081)

Short-term	$(249,365)	$—

Long-term	$(428,283)	$(433,081)

Net deferred tax	$1,072,516	$515,080

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

During the year ended December 31, 2006, the Company generated a net operating loss carryforward of which approximately $126,000 is available for carryforward through 2026. Additionally, there is approximately $1,146,000 of acquired NOL’s which are subject to various expiration dates. The acquired NOL’s are also subject to limitations in their use based on the value of the acquired company at the date of the change of ownership.

There were certain adjustments made to goodwill resulting from a correction of accounting for deferred income taxes related to prior year stock acquisitions. See Notes 1, 6 and 18. The net effect was to increase overall goodwill by $549,262 for the years ended December 31, 2006 and 2005, with a corresponding increase to net deferred tax liabilities to correct for the effect on prior years acquisitions. There was no income statement impact resulting from this adjustment.

The provision for income taxes reported for the years ended December 31, differs from that computed using the United States statutory tax rate of 34% due to the following:

	Years Ended December 31,

	2006	2005	2004

Provision (benefit) for taxes using statutory rate	$(918,977)	690,727	108,047
State taxes, net of federal tax benefit	17,481	122,897	65,650
Permanent differences:
Goodwill impairment	404,940
Qualified stock based compensation	58,501	40,081	11,062
Other	15,750	39,872	(36,612)

Provision (benefit) for income taxes	$(422,305)	$893,577	$148,147

10.	INCENTIVE STOCK OPTION PLAN

The Company has a Stock Option Plan (the “1999 Plan”), for the benefit of employees of the Company, under which options to purchase up to a maximum of 500,000 shares of its common stock may be issued. The maximum term of any option is ten years, and the option price per share may not be less than the fair market value of the Company’s shares at the date the option is granted. However, options granted to persons owning more than 10% of the voting shares will have a term not to exceed five years, and the option price will not be less than 110% of fair market value. Options granted to an optionee will usually vest 33 1/3% annually, beginning on the first anniversary of the option grant, subject to the discretion of the Compensation Committee of the Board of Directors. The 1999 Plan will terminate on December 23, 2009 or on such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, which ever occurs first.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

On May 10, 2002, the Board of Directors approved the 2002 Incentive Stock Option Plan (the “2002 Plan”), which the shareholders subsequently approved on October 28, 2002. On August 2, 2006, the Board of Directors approved the 2006 Stock Option Plan (the 2006 Plan”), which the shareholders subsequently approved on November 1, 2006.

The 2002 and 2006 Plans (collectively “the Plans”) allow the granting of incentive stock options or non-qualified stock options to the Company’s employees, directors and consultants, up to a maximum of 230,000 and 250,000 shares of its common stock for the 2002 and 2006 Plans, respectively. All stock options granted under the Plans will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012 and the 2006 Plan will terminate on August 2, 2016, or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first. The exercise price of the stock option will be at fair market value. Vesting is at the discretion of the Compensation Committee. The Plans allows for immediate vesting if there is a change of control. As of December 31, 2006, in total, 282,909 options are available for future grant under the 1999, 2002 and 2006 Plans. The company charged $189,593, $191,106 and $68,114 to operations for the years ended December 31, 2006, 2005 and 2004, respectively, for the fair value of those options granted subsequent to January 1, 2003.

A summary of stock option activity under the 1999, 2002, and 2006 Plan’s follows:

	Number of Outstanding		Weighted Average

	Outstanding	Exercisable	Outstanding	Exercisable

December 31, 2005	471,375	240,375	5.95	$6.70
Granted at market	256,000		3.90
Exercised	(6,666)		4.65
Forfeited	(50,109)		5.65

December 31, 2006	670,600	290,435	$5.17	$6.37

The aggregate fair value of options outstanding at December 31, 2006, was $ 872,830 and had a weighted-average remaining contractual life of 4.1 years. Of these options outstanding, 176,333 were exercisable and 280,125 were expected to vest, and had an aggregate fair value of $759,589 with a weighted-average remaining contractual life of 4.0 years. The following table provides information related to options exercised during the years ended December 31, 2006, 2005, and 2004:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

	2006	2005	2004

Total intrinsic value	$39,596	$—	$160,254
Cash received upon exercise	30,997	—	123,294
Related tax benefits realized	2,924	—	17,223

Deferred compensation cost is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004

Expected Life (years)	3	3	3
Expected volatility	36.8%	33.0%	20.7%
Risk-free interest rates	4.2%	3.9%	3.3%
Dividend Yield	—	—	—
Weighted-average grant-date fair value	$1.44	$1.78	$2.03

11.	STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended. In addition, the selling shareholder may earn an additional 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

In connection with the acquisition of Securus, Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock, all of which are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc. The issuance of the shares of restricted stock, in connection with the aforementioned acquisition, was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.

ACI Acquisition Corporation, a wholly-owned subsidiary of the Company, purchased all of the issued and outstanding stock of Airorlite Communications, Inc (“Airorlite”) effective April 1, 2004. The purchase consisted of $200,000 in cash and 37,000 shares of the Company’s common stock, valued at $266,400. ACI Acquisition Corporation was subsequently renamed Airorlite Communications, Inc. These shares were issued in reliance on the exemption provided by section 4(2) of the Securities Act of 1933, as amended, regarding transactions not involving a public offering.

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

On December 31, 2003, the Board of Directors authorized the issuance of 52,550 shares of restricted stock to employees. These shares were valued at $294,280 and the Company included this expense in the Consolidated Statements of Operations for 2003. On November 5, 2004, the Company’s shareholders approved the issuance of these shares. These shares were restricted from resale for a one year period and were issued on January 3, 2005.

On November 1, 2001, the Company entered into an agreement with The Wall Street Group, Inc. (“WSG”) to provide financial public relations services to the Company (the “Agreement”). Under the Agreement, WSG was paid a monthly fee and reimbursed out-of-pocket expenses, and earned options for the purchase of the Company’s common stock. The Agreement also provided WSG with the right to have the shares issued under the Agreement, registered for sale under the Securities Act of 1933. Throughout the term of the Agreement until its termination on April 6, 2003, Wall Street Group earned options for the purchase of up to 45,996 shares of the Company’s common stock having an average exercise price of $6.99 per share. 40,000 of these options expired in November 2006 and the remaining 5,999 expire in November 2007. The options were not granted as part of the Company’s 1999 Plan or 2002 Plan.

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Treasury Stock - On November 5, 2004, a resolution of the Board of Directors provided for the return of shares held in treasury to unissued shares.

Preferred Stock – Our board of directors is authorized, without stockholder approval, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series. These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could aversely affect the rights and powers, including voting rights, of the holders of our common stock. At present, we have no plans to issue preferred stock in the foreseeable future.

Warrants - In connection with the Company’s private placement of its common stock to certain qualified institutional investors in July 2004 (as noted above), such investors were issued warrants to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent was issued warrants to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. These warrants will expire January 27, 2010.

A total of 897,475 common shares are reserved for exercise of employee stock options and warrants as of December 31, 2006.

12.	COMMITMENTS

Leases - The Company leases its office and warehouse facilities under operating leases that expire through 2016. Future minimum rental payments, under non-cancelable leases as of December 31, 2006, are as follows:

2007	$656,503
2008	640,775
2009	622,512
2010	590,390
2011	408,491
Thereafter	1,037,406

Total	$3,956,077

Rent expense under operating leases were approximately $663,000, $421,000 and $381,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Obligations Under Capital Leases:

Future minimum lease payments for assets under capital leases at December 31, 2006

Years ending December 31, :
2007	$161,009
2008	157,386
2009	99,379
2010	46,090
2011	—

Total	463,864
Less: Amount representing interest	(64,133)

Present value of net minimum lease payments	$399,731

Aggregate maturities of all outstanding debt for each of the years ended

Years ending December 31, :
2007	$505,028
2008	3,221,169
2009	198,126
2010	43,941
2011	—
Thereafter	—

$3,968,264

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

13.	EMPLOYEE BENEFIT PLAN

As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the “401-K Plan”). The Company may match up to three percent of qualifying employees’ compensation when contributed to the 401-K Plan. As of September 1, 2003, the Company decided to discontinue matching employee contributions to the 401-K Plan but may resume discretionary matches in the future. The Company’s contributions to the employees’ accounts vest equally over three years and the employee contribution to their own account vests immediately. There were no Company matching contributions to the 401-K plan during 2006, 2005 or 2004.

14.	RELATED PARTY TRANSACTIONS

In 2006, the Company had revenues of $678,138 associated with an integrated security systems project with First Aviation Services, Inc. (“First Aviation”). Joseph P. Ritorto, a member of our Board of Directors since January 2002, is co-founder of First Aviation.

15.	CONTINGENT LIABILITIES

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s consolidated financial statements.

16.	SEGMENT DATA

Selected information by business segment is presented in the following tables for the years ended December 31:

	For the year ended December 31,

	2006	2005	2004

Revenue
Total Integration	$40,606,101	$38,848,317	$26,231,565
Specialty Products and Services	2,766,024	3,890,952	3,757,817
Inter-segment	(1,239,273)	(583,081)	(263,664)

Total Revenue	$42,132,852	$42,156,188	$29,725,718

Operating (Loss) Profit
Total Integration	$144,229	$2,928,282	$683,653
Specialty Products and Services	(751,919)	574,920	1,106,801
Corporate	(1,989,671)	(1,395,393)	(1,391,253)

Total Operating (Loss) Profit	$(2,597,361)	$2,107,809	$399,201

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Selected balance sheet information by business segment is presented in the following table as of December 31:

	December 31,
	2006	2005 (Corrected)

Total Assets
Total Integration	$28,209,608	$19,483,806
Specialty Products and Services	2,146,308	2,816,577
Corporate	1,015,693	2,861,147

Total Assets	$31,371,609	$25,161,530

17.	ACQUISITIONS

On October 10, 2005 we acquired Securus, Inc. (“Securus”) a privately held company established in 1969 having offices in Denver and Colorado Springs, Colorado. Securus designs, installs and maintains physical electronic security systems for government and commercial enterprises. Securus will be included as part of our Integration business segment.

Under the terms of the Stock Purchase Agreement with the Securus shareholders, pursuant to which we acquired all of the issued and outstanding stock of Securus, we paid an aggregate purchase price of $1,110,000 comprised of $770,000 cash to the selling shareholders, the assumption and subsequent repayment of $240,000 of Securus bank debt and incurred approximately $100,000 in transactions costs. We also issued and placed into escrow 150,001 shares of our common stock which may be earned out through December 31, 2010 based upon the aggregate value of the earnings before interest and tax (“EBIT”) to $2,960,000. In addition, the selling shareholders may earn an additional amount of up to $200,000 based upon one third of the aggregate EBIT earned in excess of $2,960,000 thru December 31, 2010.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values as follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Cash and cash equilivalents	$31,009
Accounts receivable - net	645,016
Inventory	95,859
Cost in excess of billings	135,130
Other assets	80,443

Total current assets	987,457
Property and equipment - net	24,368
Amortizable intangible assets:
Customer relationship	260,000
Trademark and trade name	80,000
Deferred tax asset	306,770
Other assets	31,110

Total assets	1,689,705
Accounts Payables	(513,391)
Other current liabilities	(952,119)
Deferred tax liability	(136,000)

Net assets acquired	$88,195

The excess purchase price of $971,210 was assigned to goodwill.

Selected unaudited pro forma consolidated statements of income data for each of the years ended December 31, 2005 and 2004 assuming that Securus was included in our results from the beginning of 2004 is as follows:

	2005	2004

Revenue	$45,888,287	$34,721,320
Net income	$1,187,156	$(217,517)

Earnings per share:
Basic	$0.21	$(0.04)
Diluted	$0.20	$(0.04)

Weighted average common shares:
Basic	5,739,398	5,411,964
Diluted	5,889,399	5,561,965

The pro forma information is for illustrative purposes only, and does not necessarily indicate what the operating results of the combined companies would be had the acquisition actually occurred at the beginning of 2004, nor does it necessarily indicate the company’s future operating results.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

On October 2, 2006, the Company consummated the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, for an aggregate purchase price of $1,545,973 ($850,000 in cash to the selling shareholder, the assumption and subsequent repayment of CIS debt in the amount of $603,364, the issuance of 20,000 shares of the Company’s $0.01 par value common stock valued at $67,200 and $25,409 in transaction costs). In addition, the selling shareholder may earn an additional amount up to $250,000 in cash and 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

Established in 1987, CIS provides design, engineering and installation services for integrated electronic security systems for both commercial and government clients in the Washington-Baltimore metropolitan area. CIS also provides design-build services for large-scale security systems for malls, shopping centers and stadiums throughout the country.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values as follows:

Cash and cash equilivalents	$15,721
Accounts receivable - net	794,503
Inventory	62,522
Cost in excess of billings	47,810
Other assets	14,901

Total current assets	935,457
Property and equipment - net	74,722
Amortizable intangible assets:
Customer relationship	235,000
Deferred tax asset	265,739
Other assets	8,330

Total assets	1,519,248
Accounts Payables	(504,620)
Other current liabilities	(158,305)
Deferred tax liability	(94,000)

Net assets acquired	$762,323

The excess purchase price of $783,650 was assigned to goodwill.

Pro forma information is not required for either the CIS or SSI acquisition.

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

18.	CORRECTION OF ERRORS:

After analyzing the materiality of the impact arising from the weaknesses in internal control identified in Item 9A in accordance with the provisions of SAB 108 (See Notes 1, 6, 9 and 19), management concluded that the financial statements for the years ended December 31, 2005 and 2004 and the Quarterly Financial Information included as part of this Annual Report on Form 10-K, and the Selected Financial Data included as Item 6 of this Annual Report on Form 10-K should be corrected to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by $(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $549,262, $580,032, $533,648, and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

In addition, as a result the weaknesses identified in the Company’s intercompany clearing and cash accounts (See Item 9A) certain of these adjustments affected prior quarters in 2006 and those corrections have been made in Note 19 and will be reflected in subsequent quarterly filings on the Company’s Quarterly Reports on Form 10-Q.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended March 31	Ended June 30	Ended Sept. 30	Ended Dec. 31 (1)

Year Ended December 31, 2006

As Reported
Revenue	$9,155,078	$10,030,118	$8,291,655	$14,656,001
Gross profit	2,995,705	2,564,036	2,144,723	2,841,652
Net (loss) income	225,687	30,001	(379,815)	(2,136,011)

(Loss) earnings per share
Basic	$0.04	$0.01	$(0.07)	$(0.37)
Diluted	0.04	0.01	(0.07)	(0.37)

As Restated
Revenue	$9,144,828	$10,139,969	$8,281,405	$14,566,650
Gross profit	2,938,175	2,212,794	2,087,193	3,307,954
Net (loss) income	101,687	(393,999)	(528,815)	(1,439,011)

(Loss) earnings per share
Basic	$0.02	$(0.07)	$(0.09)	$(0.25)
Diluted	0.02	(0.07)	(0.09)	(0.25)

Year Ended December 31, 2005

As Reported
Revenue	$8,613,074	$10,198,826	$11,298,796	$12,045,492
Gross profit	2,183,781	2,894,149	2,871,599	2,625,472
Net income	62,297	305,972	287,822	452,107

Earnings per share
Basic	$0.01	$0.05	$0.05	$0.08
Diluted	0.01	0.05	0.05	0.08

As Restated
Revenue	$8,613,074	$10,198,826	$11,298,796	$12,045,492
Gross profit	2,183,781	2,894,149	2,871,599	2,625,472
Net income	63,971	314,193	295,555	464,255

Earnings per share
Basic	$0.01	$0.05	$0.05	$0.08
Diluted	0.01	0.05	0.05	0.08

(1) Fourth quarter 2006 not previously reported.

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amount.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$811,389	$206,894	$—	$34,492	$983,791
Inventory allowance	31,539	384,000	—	—	415,539
Valuation allowance
Warranty reserve	393,405	34,490	—	35,588	392,307
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	357,500	421,239	32,650	—	811,389
Inventory allowance	50,000	55,000	—	73,461	31,539
Valuation allowance
Warranty reserve	351,451	43,950	—	1,996	393,405
Year ended December 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	135,000	240,714	—	18,214	357,500
Inventory allowance	—	50,000	—	—	50,000
Valuation allowance
Warranty reserve	170,892	152,500	28,059	—	351,451

S-1

EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-K:

Exhibit Number	Description of Document	Method of Filing

3.1 —	Certificate of Incorporation of the Company	(1)

3.2 —	By-laws of the Company	(1)

3.3 —	Certificate of Amendment of the Certificate of Incorporation of the
	Company, filed on July 5, 2001	(2)

3.4 —	Certificate of Amendment of the Certificate of Incorporation of the
	Company, filed on August 28, 2001	(2)

3.5 —	Certificate of Amendment of the Certificate of Incorporation of the
	Company, filed on August 9, 2005	(3)

3.6 —	Amended and Restated By-laws of the Company, filed on August 9, 2005	(3)

4.1 —	Specimen Common Stock Certificate of the Company	(4)

10.1 —	2002 Stock Option Plan	(5)

10.5 —	1999 Incentive Stock Option Plan and form of Stock Option Agreement	(1)

10.8 —	Office Lease between the Company and Eagle-DFW, Inc	(6)

10.11 —	Agreement between the Company and Administaff, Inc	(7)

10.12 —	Loan Agreement between the Company and Hudson United Bank	(8)

10.13 —	Stock Purchase Agreement between the Company and Securus, Inc	(9)

10.14 —	Office Lease between the Company and C.K. Bergen Holdings, LLC	(10)

10.15 —	Stock Purchase Agreement between the Company and CIS Security
	Systems, Corporation	(11)

10.16 —	2006 Stock Option Plan	(12)

14.1 —	Code of Ethics	(13)

14.2 —	Nominating Committee Charter	(14)

14.3 —	Audit Committee Charter	(14)

21.1 —	List of Subsidiaries	(*)

23 —	Consent of Demetrius & Company, LLC	(*)

24 —	Power of Attorney (included on signature page (hereto)	(*)

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a- 14 (a) or
	Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002	(*)

31.2 —	Certification of Chief Operating Officer pursuant to Rule 13a- 14 (a) or
	Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002	(*)

31.3 —	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) or
	Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley
	Act of 2002	(*)

32 —	Section 1350 Compliance	(*)

99 —	Audit Committee Report	(*)

(1) Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12, 2002 (The “Registration Statement”).

(2) Incorporated by reference to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on September 25, 2001.

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2005.

(4) Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

(5) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 27, 2002.

(6) Incorporated by reference to Post-Effective Amendment No. 1 to the Registration Statement filed on February 8, 2001.

(7) Incorporated by reference to the Company’s Annual Report on 10-KSB for the Company for the Year Ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

(8) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005.

(9) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2005.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2006.

(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.

(12) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 22, 2006.

(13) Incorporated by reference to the Company’s Annual Report on 10-KSB for the Company for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission on April 1, 2004.

(14) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on July 5, 2005.

(*) Filed herewith.