Form 10-Q
period 2007-03-31
Henry Bros. Electronics, Inc.
filed 2007-10-18
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s Common Stock, as of the latest practicable date: 5,926,065 shares of common stock, $.01 par value per share, as of September 30, 2007.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$615,414	$199,853
Accounts receivable-net of allowance for doubtful accounts	11,520,599	13,628,358
Inventory	1,701,741	1,707,933
Costs in excess of billings and estimated profits	4,447,268	4,643,469
Deferred tax asset	1,459,620	1,155,620
Retainage receivable	1,354,055	1,390,468
Prepaid expenses and income tax receivable	959,590	454,801
Other assets	289,968	290,079
Total current assets	22,348,255	23,470,581

Property and equipment - net of accumulated depreciation	2,443,534	2,402,394
Goodwill	3,316,530	3,316,530
Intangible assets - net of accumulated amortization	1,380,747	1,436,414
Deferred tax asset	644,545	594,545
Other assets	153,595	151,145
TOTAL ASSETS	$30,287,206	$31,371,609

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,689,731	$5,973,047
Accrued expenses	3,083,452	4,786,203
Accrued taxes	58,375	58,914
Billings in excess of costs and estimated profits	1,411,193	1,167,259
Deferred income	373,620	476,775
Current portion of long-term debt	559,570	505,028
Deferred tax liability	249,365	249,365
Other current liabilities	548,037	252,881
Total current liabilities	12,973,343	13,469,472

Long-term debt, less current portion	3,646,472	3,463,236
Deferred tax liability	428,283	428,283
TOTAL LIABILITIES	17,048,098	17,360,991

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
5,916,065 shares issued and outstanding in 2007 and 2006	59,161	59,161
Additional paid in capital	17,284,205	17,284,205
Deferred compensation	(334,647)	(383,552)
Accumulated deficit	(3,769,611)	(2,949,196)
TOTAL EQUITY	13,239,108	14,010,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$30,287,206	$31,371,609

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three months ended March 31,
	2007	2006
		(Restated)
Revenue	$10,871,301	$9,144,828
Cost of revenue	8,715,125	6,206,653
Gross profit	2,156,176	2,938,175
Operating expenses:
Selling, general & administrative expenses	3,264,167	2,628,754
Operating (loss) profit	(1,107,991)	309,421

Interest income	6,941	180
Other expense	(259)	-
Interest expense	(70,457)	(26,728)
(Loss) income before tax expense	(1,171,766)	282,873
Tax expense (benefit)	(351,351)	181,186
Net (loss) income after taxes	$(820,415)	$101,687

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) profit per common share	$(0.14)	$0.02
Weighted average common shares	5,749,964	5,742,064

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) profit per common share:	$(0.14)	$0.02
Weighted average diluted common shares	5,749,964	5,904,177

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three months ended
	March 31,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(820,415)	$101,687
Adjustments to reconcile net (loss) income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	152,173	152,881
Bad debt expense	21,576	120,500
Provision for obsolete inventory	10,000	15,000
Stock option expense	48,905	49,882
Deferred income taxes	(354,000)	(8,774)
Changes in operating assets and liabilities:
Accounts receivable	2,086,183	(376,410)
Inventories	(3,808)	(1,795)
Costs in excess of billings and estimated profits	196,201	(357,926)
Retainage receivable	36,413	(269,399)
Other assets	111	(36,444)
Prepaid expenses and income tax receivable	(504,789)	(187,837)
Accounts payable	716,684	(898,251)
Accrued expenses	(1,702,751)	152,375
Billings in excess of cost and estimated profits	243,934	168,833
Deferred income	(103,155)	(13,503)
Other Liabilities	295,156	20,500
Net cash provided by (used in) operating activities	318,418	(1,368,681)
Cash flows from investing activities:
Purchase of property and equipment	(95,222)	(37,799)
Net cash used in investing activities	(95,222)	(37,799)
Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees		30,996
Net proceeds and (payments) from revolving bank lines	238,000	-
Payments of bank loans	(50,491)	(53,994)
Net repayments of other debt	32,095	(3,977)
Capitalized lease payments	(27,240)	(17,520)
Net Cash provided by (used in) financing activities	192,364	(44,495)
Increase (decrease) in cash and cash equivalents	415,560	(1,450,975)
Cash and cash equivalents - beginning of period	199,854	2,177,686
Cash and cash equivalents - end of period	$615,414	$726,711
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$71,828	$26,728
Taxes	$175,500	$114,013
Non-cash investing and financing activities:
Equipment financed	$42,425	$32,052

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional	Deferred
	10,000,000 Authorized		Paid-in	Comp-	Retained
	Shares	Amount	Capital	ensation	Earnings	Total
Balance at December 31, 2005 (Corrected)	5,889,399	$58,894	$16,956,008	$(342,878)	$(689,058)	$15,982,966
Employee stock options exercised	6,666	66	30,930			30,996
Amortization of value assigned to
stock option grants				49,882		49,882
Net income March 31, 2006					101,687	101,687
Balance at March 31, 2006	5,896,065	58,960	16,986,938	(292,996)	(587,371)	16,165,531

Balance at December 31, 2006	5,916,065	$59,161	$17,284,205	$(383,552)	$(2,949,196)	$14,010,618
Amortization of value assigned to						-
stock option grants				48,905		48,905
Net loss March 31, 2007					(820,415)	(820,415)
Balance at March 31, 2007	5,916,065	$59,161	$17,284,205	$(334,647)	$(3,769,611)	$13,239,108

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

The table below shows the sales percentages by geographic location for the three months ended March 31, 2007 and 2006:

	2007	2006
New Jersey/New York	30%	45%
California	29%	28%
Texas	4%	5%
Arizona	9%	6%
Colorado	9%	14%
Virginia/Washington DC	18%	-
Integration Segment	98%	98%
Specialty Segment	2%	7%
Inter-segment		-5%
Total	100%	100%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

As discussed in Item 4 on this Quarterly Report on Form 10-Q and as disclosed in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006, certain quarterly information in 2006 has been restated. The impact on the condensed consolidated operations for the three months ended March 31, 2006 follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

Three Months ended
March 31, 2006
As Reported:
Revenue	$9,155,078
Gross profit	2,995,705
Net income	225,687

Earnings per share:
Basic	$0.04
Diluted	0.04

As Restated:
Revenue	$9,144,828
Gross profit	2,938,175
Net income	101,687

Earnings per share:
Basic	$0.02
Diluted	0.02

2   Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Potentially dilutive securities are not included in earnings per share for the three months ended March 31, 2007, as their inclusion would be anti-dilutive.

3.   Stock Based Compensation

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
STATEMENTS (UNAUDITED) – (continued)

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

With the adoption of FAS-123(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN-28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. This is the same manner applied in the pro forma disclosures under FAS-123. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the three months ended March 31, 2007 and 2006 the Company charged $57,525 and $61,314, respectively to operations for those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

4.   Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Banknorth N.A., (“TD Banknorth”, formerly known as Hudson United Bank) pursuant to which TD Banknorth extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Banknorth into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (8.25% at March 31, 2007 and December 31, 2006) through May 1, 2008, when all amounts outstanding under the Revolving loan is due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729.65 commencing July 30, 2005 and continuing thru June 30, 2010. Interest under the Term Loan is 6.75% .

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at March 31, 2007 and December 31, 2006. TD Banknorth provided

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

the Company with a waiver associated with the bank covenants in default on October 11, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Long-term debt included of the following balances:

	(Unaudited)	(Audited)
	March 31,	December 31,
	2007	2006
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$480,631	$531,122
Revolving line at the prime rate of interest, payable in monthly
installments thru May 1, 2008	3,085,897	2,847,897
Corporate insurance financed at 8.49% in monthly installments
thru October 1, 2007	102,569	162,397
Capitilzed lease obligations due in monthly installments,
with interest ranging from 6.4% to 11.7%	414,916	399,731
Other miscellaneous debt	122,029	27,117
	4,206,042	3,968,264
Less: Current Portion	(559,570)	(505,028)
	$3,646,472	$3,463,236

The weighted average prime interest rate for the quarters ended March 31, 2007 and 2006 were 8.25% and 7.42%, respectively.

5.   Segment Data

     Selected information by business segment is presented in the following tables:

	Three months ended March 31,
	2007	2006
Revenue
Total Integration	$10,643,774	$8,986,111
Specialty Products and Services	227,527	634,710
Inter-segment	-	(475,993)
Total Revenue	$10,871,301	$9,144,828

Operating Profit
Total Integration	$(279,616)	$651,872
Specialty Products and Services	(159,509)	(16,003)
Corporate	(668,866)	(326,448)
Total Operating Profit	$(1,107,991)	$309,421

Selected Balance sheet information by business segment is presented in the following table as of:

	March 31, 2007	December 31, 2006
Total Assets
Total Integration	$24,400,739	$28,209,608
Specialty Products and Services	2,502,514	2,146,308
Corporate	3,383,953	1,015,693
Total Assets	$30,287,206	$31,371,609

6.   Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material effect on the Company’s financial statements.

7.   Recently Issued Accounting Pronouncements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In addition to growing the business organically, we have been actively pursuing the strategic acquisition of synergistic integrators and specialty products and service companies to further fuel steady growth. Consistent with our expansion strategy, we acquired seven companies since August of 2002.

To finance our acquisitions, we have used a combination of internally generated cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $480,631 and $377,795 was outstanding at March 31, 2007 and September 30, 2007, respectively. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,085,897 and $3,635,897 at March 31 and September 30, 2007, respectively. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

TRENDS

We anticipate our overall average operating margins for our business to be slightly negative for 2007, as compared to operating margins of (6.1)% and 5.0% for years 2006 and 2005, respectively.

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

During the fourth quarter 2006, the Company began incurring costs related to the implementation of Sarbanes Oxley. While not significant in 2006, the spending will be significant in 2007 and 2008.

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

Three Months Ended March 31, 2007 compared to March 31, 2006

Revenue - Revenue for the three months ended March 31, 2007 was $10,871,301 representing a increase of $1,726,473 or 18.9% as compared to $9,144,828 for the three months ended March 31, 2006. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations), acquired in October 2006, accounted for the increase in revenues. Revenues from CIS were $1,932,559 for the three months ended March 31, 2007. Increased revenues from our California and Arizona operations were more than offset by a decline in our New Jersey operation.

Booked orders decreased 12% to approximately $6,600,000 in the first quarter of 2007 as compared to approximately $7,500,000 in the first quarter of 2006. The Company’s backlog as of March 31, 2007 was approximately $23,500,000.

Cost of Revenue - Cost of revenue for the three months ended March 31, 2007 was $8,715,125 as compared to $6,206,653 for the three months ended March 31, 2006. The gross profit margin for the three months ended March 31, 2007 was 19.8% as compared to 32.1% for the three months ended March 31, 2006. The decline in the gross profit margin was driven principally from the New Jersey and California operations. The decline in New Jersey was the result of cost overruns on a number of installation projects. In addition, several of the larger jobs booked at the end of 2006 and early in 2007 were underway in the quarter ended March 31, 2007. These larger jobs typically have gross profit margins that are below the Company’s historical average. California’s decline was the result of cost overruns on a number of projects. In response to the decline in margins in our California Division, as discussed above, changes in management were implemented in the second quarter 2007 to more effectively manage the operations.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,264,167 for the three months ended March 31, 2007 as compared to $2,628,754 for the three months ended March 31, 2006. This increase of 24.2% or $635,413 was attributable to increased costs associated with the CIS acquisition in our 2006 fourth quarter, lower labor utilization, as well as higher corporate costs, due mainly to organizational changes and costs incurred in preparation for the Sarbanes Oxley implementation.

Interest Income – Interest income for the three months ended March 31, 2007 was $6,941 as compared to $180 for the three months ended March 31, 2006.

Interest Expense - Interest expense for the three months ended March 31, 2007 was $70,457 as compared to $26,728 for the three months ended March 31, 2006. The average outstanding debt balance was significantly higher in the three month period ended March 31, 2006 versus that for the three months ended March 31, 2006. In addition, the prime rate of interest was higher in the 2006 period than that of the same period in the previous year.

Tax Expense - Due to the loss before tax for the three months ended March 31, 2007, the Company received a net tax benefit for that period. The tax benefit, however, was largely offset by state income taxes incurred by subsidiaries in those jurisdictions that were profitable during the period.

Net Income - As a result of the above noted factors our net loss was $820,454 for the three months ended March 31, 2007 compared to net income of $101,687 for the three months ended March 31, 2006. This resulted in diluted loss per share of $(0.14) on weighted average diluted common shares outstanding of 5,749,964 for the three months ended March 31, 2007, as compared to diluted earnings per share of $0.02 on weighted average diluted common shares outstanding of 5,904,177 for the three month period ended March 31, 2006.

Liquidity and Capital Resources - As of March 31, 2007, we had cash and cash equivalents of $615,414. Our net working capital was $9,374,912 at March 31, 2007 versus $10,001,109 at December 31, 2006. Total debt at March 31, 2007 was $4,206,042 compared to the December 31, 2006 balance of $3,968,264.

Cash from operating activities provided $318,418 during the three months ended March 31, 2007. The most significant source of cash resulted from a net decline in accounts receivable of $2,086,183 and an increase in accounts payable of $716,684. This was partially offset by a decrease in accrued expenses of $1,702,751.

Cash used from investing activities was $95,222 and was for the purchase of property and equipment.

Cash from financing activities provided $192,364, of which $238,000 represents borrowings against the revolving credit facility.

Borrowings under the revolving credit facility at September 30, 2007 were $3,635,897. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. The Company was not in compliance with certain of these bank covenants at March 31, 2007 and December 31, 2006. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default in October 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Critical Accounting Polices

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for year ended December 31, 2006. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2006, there was $ 2,847,897 outstanding under this revolving credit facility and at March 31, 2007 and September 30, 2007, there was $3,085,897 and $3,635,897, respectively outstanding under this credit facility.

Item 4.   Controls and Procedures

     (a)   Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2007, the design and operation of the Company's disclosure controls and procedures were not effective.

We learned that the Company did not maintain adequate policies and reconciliation procedures over the accounting for intercompany clearing and cash accounts and income taxes. As a result of these weaknesses, we performed extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. This report contains restated financial results for the quarter ended March 31, 2006. These weaknesses in our internal disclosure controls and procedures were the cause of the delay in the filing of our 2006 Annual Report on Form 10-K and to the delay in the filing of this Quarterly Report on Form 10-Q.

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

-	the appointment of a new Chief Financial Officer in August 2006;

-	the appointment of a new Chief Operating Officer (“COO") in August 2006. The COO then assumed the additional responsibilities of President in March 2007;

-	the appointment of a new Corporate Controller in April 2007;

-	the appointment of a new Controller for our California operations in April 2007;

-	the engagement of an outside public accounting firm to assist management in the preparation of our financial statement income tax provision in February 2007;

-	the engagement of temporary accounting personnel to assist in the closing and reconciliation processes

-	the performance of an extensive review of our financial statements for the year ended December 31, 2006 and quarter ended March 31, 2007.

-	implemented revised accounting procedures for recording and reconciling intercompany clearing and cash accounts and designed changes within the Company’s financial reporting system to ensure all intercompany accounts eliminate in consolidation. These changes substantially do away with the use of spreadsheets as the tool to ensure that all intercompany accounts eliminate in consolidation, which are inherently more difficult to ensure compliance with the Company’s internal control policies. Eliminating the use of spreadsheets also allows for fuller use of the Company’s financial reporting system and the internal control safeguards built into the financial reporting software;

-	designed changes within the Company’s financial reporting system to allow the financial reporting system to be the sole source of the consolidation of financial results of the Company. This change eliminated the use of spreadsheets, which was the method formerly used to consolidate the Company’s financial results; and

-	implemented monthly financial and operational review procedures with each of our operating units.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     (b)   Change in Internal Controls over Financial Reporting

As required by Rule 13a-15(d), the Company's executive management including the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any change occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, in order to correct the weaknesses described above and to improve our internal disclosure and control procedures on a going forward basis, we have continued to carryout the changes described in Item 4(a) above, and in addition we have hired additional qualified accounting personnel.

We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.

Part II - Other Information

Item 1.   Legal Proceedings

Not applicable

Item 1A.   Risk Factors

As of the quarter ended March 31, 2007 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Henry Bros. Electronics, Inc. (Registrant)

Date: October 18, 2007	By: /s/ JAMES E. HENRY
James E. Henry Chairman, Chief Executive Officer, Treasurer and Director

Date: October 18, 2007	By: /s/ BRIAN REACH
Brian Reach President, Secretary, Chief Operating Officer and Director

Date: October 18, 2007	By: /s/ JOHN P. HOPKINS
John P. Hopkins Chief Financial Officer