Form 10-Q
period 2007-06-30
Henry Bros. Electronics, Inc.
filed 2007-10-18
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

INDEX

Part I	Financial Information	Page

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and
	December 31, 2006 (Audited)	2

	Condensed Consolidated Statements of Operations for the three and six months ended
	June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the
	three months ended March 31, 2007 and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	11-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15-17

Part II	Other Information	18

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

SIGNATURES		19

CERTIFICATIONS		20-26

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,258,373	$199,853
Accounts receivable-net of allowance for doubtful accounts	11,952,446	13,628,358
Inventory	1,539,898	1,707,933
Costs in excess of billings and estimated profits	4,590,974	4,643,469
Deferred tax asset	1,349,620	1,155,620
Retainage receivable	1,226,527	1,390,468
Prepaid expenses and income tax receivable	1,095,551	454,801
Other assets	285,963	290,079
Total current assets	23,299,352	23,470,581

Property and equipment - net of accumulated depreciation	2,235,612	2,402,394
Goodwill	3,316,530	3,316,530
Intangible assets - net of accumulated amortization	1,325,886	1,436,414
Deferred tax asset	694,545	594,545
Other assets	150,857	151,145
TOTAL ASSETS	$31,022,782	$31,371,609

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,966,889	$5,973,047
Accrued expenses	3,076,580	4,786,203
Accrued taxes	59,576	58,914
Billings in excess of costs and estimated profits	1,431,510	1,167,259
Deferred income	396,460	476,775
Revolving credit line maturing within one year	3,635,897	-
Current portion of long-term debt	475,708	505,028
Deferred tax liability	249,365	249,365
Other current liabilities	401,069	252,881
Total current liabilities	16,693,054	13,469,472
Long-term debt, less current portion	474,793	3,463,236
Deferred tax liability	428,283	428,283
TOTAL LIABILITIES	17,596,130	17,360,991

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
5,916,065 shares issued and outstanding in 2007 and 2006	59,161	59,161
Additional paid in capital	17,284,205	17,284,205
Deferred compensation	(297,147)	(383,552)
Accumulated deficit	(3,619,567)	(2,949,196)
TOTAL EQUITY	13,426,652	14,010,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$31,022,782	$31,371,609

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2007	2006 (Restated)	2007	2006 (Restated)
Revenue	$24,392,499	$19,284,797	$13,521,198	$10,139,969
Cost of revenue	18,956,044	14,133,828	10,240,919	7,927,175
Gross profit	5,436,455	5,150,969	3,280,279	2,212,794
Operating expenses:
Selling, general & administrative expenses	6,246,153	5,205,840	2,981,986	2,577,086
Operating (loss) profit	(809,698)	(54,871)	298,293	(364,292)

Interest income	21,273	6,414	14,332	6,234
Other expense	(3,369)	(4,084)	(3,110)	(4,084)
Interest expense	(167,189)	(35,618)	(96,732)	(8,890)
(Loss) income before tax expense	(958,983)	(88,159)	212,783	(371,032)
Tax expense (benefit)	(288,612)	204,153	62,739	22,967
Net (loss) income after taxes	$(670,371)	$(292,312)	$150,044	$(393,999)

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) profit per common share	$(0.12)	$(0.05)	$0.03	$(0.07)
Weighted average common shares	5,749,964	5,742,064	5,749,964	5,742,064

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) profit per common share:	$(0.12)	$(0.05)	$0.03	$(0.07)
Weighted average diluted common shares	5,749,964	5,905,784	5,749,964	5,905,556

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net (loss) income	$(670,371)	$(292,312)
Adjustments to reconcile net (loss) income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	394,101	336,558
Bad debt expense	110,465	82,664
Provision for obsolete inventory	55,000	30,000
Stock option expense	86,405	106,805
Deferred income taxes	(294,000)	(36,404)
Changes in operating assets and liabilities:
Accounts receivable	1,565,448	347,029
Inventories	113,034	(92,165)
Costs in excess of billings and estimated profits	52,494	(65,751)
Retainage receivable	163,940	(622,432)
Other assets	4,115	(123,136)
Prepaid expenses and income tax receivable	(640,749)	(298,839)
Accounts payable	993,841	(1,234,643)
Accrued expenses	(1,709,621)	(45,977)
Billings in excess of cost and estimated profits	264,251	297,068
Deferred income	(80,315)	(46,202)
Other Liabilities	148,189	269,865
Net cash provided by (used in) operating activities	556,227	(1,387,872)
Cash flows from investing activities:
Purchase of property and equipment	(74,367)	(61,326)
Net cash used in investing activities	(74,367)	(61,326)
Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees		30,999
Net proceeds and (payments) from revolving bank lines	788,000	-
Payments of bank loans	(101,675)	(56,035)
Net repayments of other debt	(47,404)	(5,759)
Capitalized lease payments	(62,262)	(56,269)
Net Cash provided by (used in) financing activities	576,659	(87,064)
Increase (decrease) in cash and cash equivalents	1,058,519	(1,536,262)
Cash and cash equivalents - beginning of period	199,854	2,177,686
Cash and cash equivalents - end of period	$1,258,373	$641,424
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$164,697	$35,340
Taxes	$175,500	319,113
Non-cash investing and financing activities:
Equipment financed	$42,425	90,812

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional	Deferred
	10,000,000 Authorized		Paid-in	Comp-	Retained
	Shares	Amount	Capital	ensation	Earnings	Total
Balance at December 31, 2005 (Corrected)	5,889,399	$58,894	$16,956,008	$(342,878)	$(689,058)	$15,982,966
Employee stock options exercised	6,666	67	30,930			30,997
Value of stock option grants			66,551	(66,551)		-
Amortization of value assigned to
stock option grants				106,805		106,805
Net loss June 30, 2006					(292,312)	(292,312)
Balance at June 30, 2006	5,896,065	58,961	17,053,489	(302,624)	(981,370)	15,828,456

Balance at December 31, 2006	5,916,065	$59,161	$17,284,205	$(383,552)	$(2,949,196)	$14,010,618
Amortization of value assigned to
stock option grants				86,405		86,405
Net loss June 30, 2007					(670,371)	(670,371)
Balance at June 30, 2007	5,916,065	$59,161	$17,284,205	$(297,147)	$(3,619,567)	$13,426,652

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

The table below shows the sales percentages by geographic location for the six months ended June 30, 2007 and 2006:

	2007	2006
New Jersey/New York	42%	47%
California	24%	30%
Texas	5%	3%
Arizona	4%	7%
Colorado	8%	12%
Virginia/Washington DC	12%	-
Integration Segment	96%	99%
Specialty Segment	5%	6%
Inter-segment	-	-5%
Total	100%	100%

In addition to the New Jersey headquarters location, other sales and service facilities are located near the Dallas Fort Worth Airport, Phoenix Arizona Airport, Denver and Colorado Springs, Colorado, Fullerton, California, Washington DC, and New York City.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

As discussed in Item 4 on this Quarterly Report on Form 10-Q and as disclosed in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006, certain quarterly information in 2006 has been restated. The impact on the condensed consolidated operations for the three and six months ended June 30, 2006 follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) (continued)

	Three months	Six months
	ended	ended
	June 30, 2006
As Reported:
Revenue	$10,030,118	$19,185,196
Gross profit	2,564,036	5,559,741
Net income	30,001	255,688

Earnings per share:
Basic	$0.01	$0.04
Diluted	0.01	0.04

As Restated:
Revenue	$10,139,969	$19,284,797
Gross profit	2,212,794	5,150,969
Net loss	(393,999)	(292,312)

Loss per share:
Basic	$(0.07)	$(0.05)
Diluted	(0.07)	(0.05)

2.      Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents of options and warrants, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Potentially dilutive securities are not included in earnings per share for the six months ended June 30, 2007, as their inclusion would be anti-dilutive.

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
STATEMENTS (UNAUDITED) (continued)

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

With the adoption of FAS-123(R), the Company elected to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For awards granted prior to January 1, 2006, compensation costs are amortized in a manner consistent with Financial Accounting Standards Board Interpretation No. 28 (FIN-28), Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. This is the same manner applied in the pro forma disclosures under FAS-123. Accordingly, the fair value of all options granted on and after January 1, 2003 is to be charged against income over the vesting period. For the three months ended June 30, 2007 and 2006 the Company charged $56,250 and $79,987, respectively, and for the six months ended June 30, 2007 and 2006 the Company charged $113,775 and $129,869, respectively, to operations for those options granted subsequent to January 1, 2003. Those issued prior to adoption are accounted for under the intrinsic value method in accordance with APB No. 25. The Company adopted the perspective method as permitted by SFAS No. 148 on January 1, 2003.

4.      Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Banknorth N.A. (“TD Banknorth”, formerly known as Hudson United Bank) pursuant to which TD Banknorth extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Banknorth into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (8.25% at June 30, 2007 and December 31, 2006) through May 1, 2008, when all amounts outstanding under the Revolving loan is due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729.65 commencing July 30, 2005 and continuing thru June 30, 2010. Interest under the Term Loan is 6.75% .

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) (continued)

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at March 31, 2007, June 30 and December 31, 2006. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on October 11, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Long-term debt included of the following balances:

	(Unaudited)	(Audited)
	June 30,	December 31,
	2007	2006
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$429,447	$531,122
Revolving line at the prime rate of interest, payable in monthly
installments thru May 1, 2008	3,635,897	2,847,897
Corporate insurance financed at 8.49% in monthly installments
thru October 1, 2007	41,462	162,397
Capitilzed lease obligations due in monthly installments,
with interest ranging from 6.4% to 11.7%	379,894	399,731
Other miscellaneous debt	99,699	27,117
	4,586,399	3,968,264
Less: Current Portion	(475,708)	(505,028)
Less: Revolving credit line maturing within one year	3,635,897	-
	$474,793	$3,463,236

The weighted average prime interest rate for the three months ended June 30, 2007 and 2006 were 8.25% and 7.83%, respectively and for the six months ended June 30, 2007 and 2006 were 8.25% and 7.63%, respectively.

5.      Segment Data

          Selected information by business segment is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue
Total Integration	$12,693,742	$9,543,173	$23,337,516	$18,529,284
Specialty Products and Services	915,894	256,553	1,143,421	891,263
Inter-segment	(88,438)	340,243	(88,438)	(135,750)
Total Revenue	$13,521,198	$10,139,969	$24,392,499	$19,284,797

Operating Profit
Total Integration	$841,662	$381,617	$562,046	$1,033,489
Specialty Products and Services	80,537	(306,359)	(78,972)	(322,362)
Corporate	(623,906)	(439,550)	(1,292,772)	(765,998)
Total Operating Profit	$298,293	$(364,292)	$(809,698)	$(54,871)

Selected Balance sheet information by business segment is presented in the following table as of:

	June 30, 2007	December 31, 2006
Total Assets
Total Integration	23,549,253	$28,209,608
Specialty Products and Services	2,905,988	2,146,308
Corporate	4,567,541	1,015,693
Total Assets	31,022,782	$31,371,609

6.      Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material effect on the Company’s financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) (continued)

7.      Recently Issued Accounting Pronouncements

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

To finance our acquisitions, we have used a combination of internally generated cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $429,447 and 377,795 was outstanding at June 30, 2007 and September 30, 2007, respectively. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,897 at June 30 and September 30, 2007. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

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

Three Months Ended June 30, 2007 compared to June 30, 2006

          Revenue - Revenue for the three months ended June 30, 2007 was $13,521,198, representing an increase of $3,381,229 or 33.3% as compared to $10,139,969 for the three months ended June 30, 2006. New Jersey, Arizona, Texas and Airorlite each experienced significant increases in revenues over the same period in the prior year. New Jersey’s increase was mainly the result of larger jobs booked at the end of 2006 and early in 2007. The improvement in Texas was driven largely from the organizational changes made at the end of 2006. These changes have allowed us to more effectively take advantage of the opportunities that exist in this market. The Airorlite business improved over the prior year due to two projects that were underway during the quarter ended June 30, 2007. As previously disclosed, the Company made an investment in 2006 to provide a solution to the marketplace for Time Delay Interference (“TDI”) in "In-Building" wireless systems. This solution for TDI was expected to have wider commercial application potential at the time the investment was made and, in fact, the Company believes this solution played a key role in being awarded the new projects in 2007. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations), acquired in October 2006, accounted for $981,110 of the increase in revenues. In addition, the Arizona Division continues to steadily grow their operations.

Booked orders increased 186% to $22,300,000 in the second quarter of 2007 as compared to $7,800,000 in the second quarter of 2006. The Company’s backlog as of June 30, 2007 was approximately $32,300,000

          Cost of Revenue - Cost of revenue for the three months ended June 30, 2007 was $10,240,919 as compared to $7,927,175 for the three months ended June 30, 2006. The gross profit margin for the three months ended June 30, 2007 was 24.3% as compared to 21.8% for the three months ended June 30, 2006. The primary reasons for the improvement in gross profit margin related to the Airorlite and Texas Divisions for the reasons noted above. In addition, the Arizona Division continues to perform well, with its margins improving over the same period in the prior year.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,981,986 for the three months ended June 30, 2007 as compared to $2,577,086 for the three months ended June 30, 2006. This increase of 15.7% or $404,900 was attributable to increased costs associated with the CIS acquisition in our 2006 fourth quarter, lower labor utilization, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in preparation for Sarbanes Oxley implementation.

          Interest Income – Interest income for the three months ended June 30, 2007 was $14,332 as compared to $6,234 for the three months ended June 30, 2006.

          Interest Expense - Interest expense for the three months ended June 30, 2007 was $96,732 as compared to $8,890 for the three months ended June 30, 2006. The average outstanding debt balance was significantly higher in the three month period ended June 30, 2007 versus the three months ended June 30, 2006. In addition, the prime rate of interest was higher in the 2006 period than that of the same period in the previous year.

          Tax Expense - Due to the loss before tax for the three months ended June 30, 2007, the Company received a net tax benefit for that period. The tax benefit, however, was somewhat offset by state income taxes incurred by subsidiaries in those jurisdictions that were profitable during the period.

          Net Income - As a result of the above noted factors our net income was $150,044 for the three months ended June 30, 2007 compared to a net loss of $393,999 for the three months ended June 30, 2006. This resulted in diluted income per share of $0.03 on weighted average diluted common shares outstanding of 5,749,694 for the three months ended June 30, 2007, as compared to diluted loss per share of $0.07 on weighted average diluted common shares outstanding of 5,905,556 for the three month period ended June 30, 2006.

Six Months Ended June 30, 2007 compared to June 30, 2006

          Revenue - Revenue for the six months ended June 30, 2007 were $24,392,499 representing an increase of $5,107,702 or 26.5 % as compared to $19,284,797 for the six months ended June 30, 2006. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations) acquired in October 2006 accounted for the increase in revenues. Revenues from CIS were $2,913,659 for the six months ended March 31, 2007. Increased revenues from our Arizona, Texas and California Divisions were somewhat offset by decline in our New Jersey and Colorado Divisions.

Booked orders increased 89% to $28,900,000 in the six months ended June 30, 2007 as compared to $15,300,000 in the corresponding period of 2006.

          Cost of Revenue - Cost of revenue for the six months ended June 30, 2007 was $18,956,044 as compared to $14,133,828 for the six months ended June 30, 2006. The gross profit margin for the six months ended June 30, 2007 was 22.3% as compared to 26.7% for the six months ended June 30, 2006. The decline in the gross profit margin was driven principally from the New Jersey and California operations, principally in the quarter ended March 31, 2007. The decline in New Jersey was the result of cost overruns on a number of installations. In addition, several of the larger jobs booked at the end of 2006 or early in 2007 were underway in the quarter ended March 31, 2007, and these larger jobs have gross profit margins that are below the Company’s historical average. California’s decline was the result of cost overruns on a number of projects. In response to the decline in margins in our California Division there have been changes in management to more effectively manage the operations. Margins for the California Division were significantly improved in the three months ended June 30, 2007 versus the three months ended March 31, 2007, however, gross margins in both quarters of 2007 were lower than the same previous periods in 2006.

          Selling, General and Administrative Expenses - Selling, general and administrative expense was $6,246,153 for the six months ended June 30, 2007 as compared to $5,205,840 for the six months ended June 30, 2006. This increase of 20.0% or $1,040,313 was attributable to increased costs associated with the CIS acquisition in our 2006 fourth quarter, lower labor utilization, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in preparation for Sarbanes Oxley implementation.

          Interest Income – Interest income for the six months ended June 30, 2007 was $21,273 as compared to $6,414 for the six months ended June 30, 2006.

          Interest Expense - Interest expense for the six months ended June 30, 2007 was $167,189 as compared to $35,618 for the six months ended June 30, 2006. The increase is for the same reasons noted above.

          Net Income - As a result of the above noted factors our net loss was $670,371 for the six months ended June 30, 2007 and our net loss was $292,312 for the six months ended June 30, 2006. This resulted in diluted loss per share of $0.12 on weighted average common shares outstanding of 5,749,964 for the six months ended June 30, 2007, as compared to diluted loss per share of $0.05 on weighted average common shares outstanding of 5,905,784 for the six month period ended June 30, 2006.

          Liquidity and Capital Resources - As of June 30, 2007, we had cash and cash equivalents of $1,258,373. Our net working capital was $6,606,298 at June 30, 2007 versus $10,001,109 at December 31, 2006. Total debt at June 30, 2007 was $4,586,398 compared to the December 31, 2006 balance of $3,968,264.

Cash provided from operating activities was $556,227 during the six months ended June 30, 2007. The most significant source of cash resulted from a net decline in accounts receivable of $1,565,448 and an increase in accounts payable of $993,841. This was partially offset by a decrease in accrued expenses of $1,709,621.

Cash used from investing activities was $74,367 and was for the purchase of property and equipment.

Cash from financing activities provided $576,659, of which $788,000 represents borrowings against the revolving credit facility. The offset was repayments of bank loans and other debt.

Borrowings under the revolving credit facility at September 30, 2007 were $3,635,897. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. The Company was not in compliance with certain of these bank covenants at June 30, 2007, March 31, 2007 and December 31,

2006. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default in October 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2006, there was $2,847,897 outstanding under this revolving credit facility and at June 30, 2007 and September 30, 2007, there was $3,635,897outstanding under this credit facility.

Item 4.      Controls and Procedures

     (a)      Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2007, the design and operation of the Company's disclosure controls and procedures were not effective.

We learned that the Company did not maintain adequate policies and reconciliation procedures over the accounting for intercompany clearing and cash accounts and income taxes. As a result of these weaknesses, we performed extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. This report contains restated financial results for the three and six months ended June 30, 2006. These weaknesses in our internal disclosure controls and procedures were the cause of the delay in the filing of our 2006 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 31, 2007 and this Quarterly Report on Form 10-Q.

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

-	the appointment of a new Chief Financial Officer in August 2006;

-	the appointment of a new Chief Operating Officer (“COO") in August 2006. The COO then assumed the additional responsibilities of President in March 2007;

-	the appointment of a new Corporate Controller in April 2007;

-	the appointment of a new Controller for our California operations in April 2007;

-	the engagement of an outside public accounting firm to assist management in the preparation of our financial statement income tax provision in February 2007;

-	the engagement of temporary accounting personnel to assist in the closing and reconciliation processes;

-	the performance of an extensive review of our financial statements for the year ended December 31, 2006 and quarters ended June 30, 2007 and March 31, 2007.

-	implemented revised accounting procedures for recording and reconciling intercompany clearing and cash accounts and designed changes within the Company’s financial reporting system to ensure all intercompany accounts eliminate in consolidation. These changes substantially do away with the use of spreadsheets as the tool to ensure that all intercompany accounts eliminate in consolidation, which are inherently more difficult to ensure compliance with the Company’s internal control policies. Eliminating the use of spreadsheets also allows for fuller use of the Company’s financial reporting system and the internal control safeguards built into the financial reporting software;

-	designed changes within the Company’s financial reporting system to allow the financial reporting system to be the sole source of the consolidation of financial results of the Company. This change eliminated the use of spreadsheets, which was the method formerly used to consolidate the Company’s financial results; and

-	implemented monthly financial and operational review procedures with each of our operating units.

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

Part II - Other Information

Item 1.      Legal Proceedings

Not applicable

Item 1A.   Risk Factors

As of the quarter ended June 30, 2007 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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