Form 10-Q
period 2007-09-30
Henry Bros. Electronics, Inc.
filed 2007-11-14
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from __________ to __________
Commission File No. 1-16779

Henry Bros. Electronics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3690168 (I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s Common Stock, as of the latest practicable date: 5,926,065 shares of common stock, $.01 par value per share, as of November 12, 2007.

	INDEX

Part I	Financial Information	Page

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	18-19

Part II	Other Information	20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS		22-25

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006 (1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,769,809	$199,853
Accounts receivable-net of allowance for doubtful accounts
of $952,315 in September 2007 and $983,791 in December 2006	15,545,346	13,628,358
Inventory	1,618,251	1,707,933
Costs in excess of billings and estimated profits	4,345,160	4,643,469
Deferred tax asset	1,049,620	1,155,620
Retainage receivable	1,252,740	1,390,468
Prepaid expenses and income tax receivable	1,002,222	454,801
Other assets	298,049	290,079
Total current assets	26,881,197	23,470,581

Property and equipment - net of accumulated depreciation	2,409,553	2,402,394
of $2,301,869 in September 2007 and $1,858,661 in December 2006
Goodwill	3,382,280	3,316,530
Intangible assets - net of accumulated amortization
of $831,056 in September 2007 and $643,120 in December 2006	1,248,478	1,436,414
Deferred tax asset	644,545	594,545
Other assets	150,456	151,145
TOTAL ASSETS	$34,716,509	$31,371,609

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,963,947	$5,973,047
Accrued expenses	4,069,874	4,786,203
Accrued income taxes	59,129	58,914
Billings in excess of costs and estimated profits	1,744,084	1,167,259
Deferred income	403,071	476,775
Revolving credit line maturing within one year	3,635,897	-
Current portion of long term debt	399,659	505,028
Deferred tax liability	230,008	249,365
Other current liabilities	372,506	252,881
Total current liabilities	19,878,175	13,469,472

Long-term debt, less current portion	558,490	3,463,236
Deferred tax liability	378,283	428,283
TOTAL LIABILITIES	20,814,948	17,360,991

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
5,926,065 shares issued and outstanding in 2007 and 5,916,065 in 2006	59,261	59,161
Additional paid in capital	17,133,827	16,900,653
Accumulated deficit	(3,291,527)	(2,949,196)
TOTAL EQUITY	13,901,561	14,010,618
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$34,716,509	$31,371,609

(1) Derived from the audited December 31, 2006 consolidated financial statements

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue	$40,253,738	$27,566,202	$15,861,239	$8,281,405
Cost of revenue	31,346,671	20,328,040	12,390,627	6,194,212
Gross profit	8,907,067	7,238,162	3,470,612	2,087,193

Operating expenses:
Selling, general & administrative expenses	9,046,176	7,871,060	2,800,023	2,665,220
Operating (loss) profit	(139,109)	(632,898)	670,589	(578,027)

Interest income	36,093	13,733	14,820	7,319
Other (expense) income	(4,288)	-	(919)	4,084
Interest expense	(258,296)	(54,897)	(91,107)	(19,279)
(Loss) income before tax expense	(365,600)	(674,062)	593,383	(585,903)

Tax expense (benefit)	(23,269)	147,065	265,343	(57,088)
Net (loss) income	$(342,331)	$(821,127)	$328,040	$(528,815)

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) profit per common share	$(0.06)	$(0.14)	$0.06	$(0.09)
Weighted average common shares	5,776,064	5,746,064	5,776,064	5,746,064

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) profit per common share:	$(0.06)	$(0.14)	$0.05	$(0.09)
Weighted average diluted common shares	5,776,064	5,746,064	6,060,924	5,746,064

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine months ended
	September 30,
	2007	2006
		(Restated)
Cash flows from operating activities:
Net loss	$(342,331)	$(821,127)
Adjustments to reconcile net (loss) income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	631,145	522,684
Bad debt expense (recovery)	(31,476)	139,074
Provision for obsolete inventory	100,000	-
Stock option expense (recovery)	192,524	207,704
Deferred income taxes	(13,357)	(112,655)
Changes in operating assets and liabilities:
Accounts receivable	(1,885,512)	948,177
Inventory	(10,318)	(165,819)
Costs in excess of billings and estimated profits	298,309	(137,743)
Retainage receivable	137,728	(607,880)
Other assets	(7,971)	(159,887)
Prepaid expenses and income tax receivable	(547,420)	45,811
Accounts payable	2,990,899	(1,663,791)
Accrued expenses	(716,327)	544,554
Billings in excess of cost and estimated profits	576,825	222,558
Deferred income	(73,704)	70,888
Other liabilities	119,627	252,371
Net cash provided by (used in) operating activities	1,418,641	(715,081)
Cash flows from investing activities:
Purchase of business, net of cash acquired	(25,000)	-
Purchase of property and equipment	(249,805)	(608,523)
Net cash used in investing activities	(274,805)	(608,523)
Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees	-	30,999
Net proceeds from revolving bank lines	788,000	250,000
Payments of bank loans	(153,731)	(193,707)
Net repayments of other debt	(105,317)	(23,676)
Capitalized lease payments	(102,832)	(50,653)
Net cash provided by financing activities	426,120	12,963
Increase (decrease) in cash and cash equivalents	1,569,956	(1,310,641)
Cash and cash equivalents - beginning of period	199,853	2,177,686
Cash and cash equivalents - end of period	$1,769,809	$867,045
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$258,296	$54,897
Taxes	175,500	319,113
Non-cash investing and financing activities:
Equipment financed	199,661	106,252
Issuance of stock to acquire businesses	40,750	--

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at December 31, 2006	5,916,065	$59,161	$16,900,653	$(2,949,196)	$14,010,618
Amortization of value assigned to
stock option grants			192,524		192,524
Shares issued in connection with the
acquisition of CIS Security Systems Corp.	10,000	100	40,650		40,750
Net loss September 30, 2007			-	(342,331)	(342,331)
Balance at September 30, 2007	5,926,065	$59,261	$17,133,827	$(3,291,527)	$13,901,561

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

The table below shows the sales percentages by geographic location for the nine months ended September 30, 2007 and 2006:

	2007	2006
New Jersey/New York	43%	47%
California	23%	30%
Texas	4%	3%
Arizona	9%	7%
Colorado	8%	12%
Maryland / Virginia	9%	-
Integration Segment	96%	99%
Specialty Segment	5%	6%
Inter-segment	-1%	-5%
Total	100%	100%

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for full year financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto that are included in the Company's Annual Report on Form 10-K for the fiscal period ended December 31, 2006.

As of September 30, 2007, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, except for the adoption of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, New Jersey and California as “major” tax jurisdictions”, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years, subject to examination of any operating loss carryforwards into those years. The periods subject to examination for the Company’s state returns in New York, New Jersey and California are years 2004 through 2006. The Company believes that its income tax filing positions and deductions would be sustained under an audit and does not anticipate any adjustments that would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

As discussed in Item 4 on this Quarterly Report on Form 10-Q, and as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Reports on Form 10-Q’s for the quarterly period ended March 31 and June 30, 2007, certain quarterly information in 2006 has been restated as a result of weaknesses identified in the Company’s intercompany and clearing accounts. These adjustments only affected the 2006 quarters. The impact on the condensed consolidated operations for the three and nine months ended September 30, 2006 follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
 STATEMENTS (UNAUDITED) – (continued)

	Three months	Nine months
	ended	ended
	September 30, 2006
As Reported:
Revenue	$8,291,655	$27,476,851
Gross profit	2,144,723	7,704,464
Net loss	(379,815)	(124,127)

Loss per share:
Basic	$(0.07)	$(0.02)
Diluted	(0.07)	(0.02)

As Restated:
Revenue	$ 8,281,405	$ $ 27,566,202
Gross profit	2,087,193	7,238,162
Net loss	(528,815)	(821,127)

Loss per share:
Basic	$(0.09)	$(0.14)
Diluted	(0.09)	(0.14)

2.	Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Potentially dilutive securities are not included in earnings per share for the nine months ended September 30, 2007, and the three and nine months ended September 30, 2006, as their inclusion would be anti-dilutive.

3.	Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“FAS-123(R)”), Share-Based Payment, which is a revision of Statement of Financial Accounting Standards No. 123 (“FAS-123”), Accounting for Stock-Based Compensation.

FAS-123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (“APB-25”), Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. The Company has elected to adopt the provisions of FAS-123(R) effective January 1, 2006, under the modified prospective transition method, in which compensation cost was

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

recognized beginning with the effective date (a) based on the requirements of FAS-123R for all share-based payments granted after the effective date and (b) based on the requirements of FAS-123R for all awards granted to employees prior to the effective date of FAS-123R that remain unvested on the effective date.

As permitted under FAS-123, the Company elected to follow APB-25 and related interpretations in accounting for stock-based awards to employees through December 31, 2005. Accordingly, compensation cost for stock options were measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the exercise price.

With the adoption of FAS-123(R), the Company began to amortize stock-based compensation for awards granted on or after the adoption of FAS-123R on January 1, 2006, on a straight-line basis over the requisite service (vesting) period for the entire award. For the three months ended September 30, 2007 and 2006 the Company charged $78,750 and $77,835, respectively, and for the nine months ended September 30, 2007 and 2006 the Company charged $192,524 and $207,704, respectively, to operations for compensation expense related to all outstanding options.

A summary of option activity under the Plan as of September 30, 2007, and changes during the nine months ending September 30, 2007 is presented below:

		Weighted-
		Average	Aggregate
		Exercise	Intrinsic
Options	Shares	Price	Value

Outstanding at January 1, 2007	670,600	$6.37

Granted	65,000	4.25

Exercised	--	--

Forfeited or expired	(37,500)	5.54

Outstanding at September 30, 2007	698,100	$6.22	$801,060

Exercisable at September 30, 2007	308,333	$5.90	$205,793

4.	Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Banknorth N.A. (“TD Banknorth”, formerly known as Hudson United Bank) pursuant to which TD Banknorth extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Banknorth into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (8.25% at September 30, 2007 and December 31, 2006) through May 1, 2008, when all amounts outstanding under the Revolving loan is due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729 commencing July 30, 2005 and continuing thru June 30, 2010. Interest under the Term Loan is 6.75% .

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at September 30, June 30, March 31, 2007, and December 31, 2006. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on October 11, 2007 and November 14, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

Long-term debt included of the following balances:

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$377,391	$531,122
Revolving line at the prime rate of interest, payable in monthly
installments thru May 1, 2008	3,635,897	2,847,897
Corporate insurance financed at 8.49% in monthly installments
thru October 1, 2007	-	162,397
Capitilzed lease obligations due in monthly installments,
with interest ranging from 6.4% to 11.7%	496,561	399,731
Other miscellaneous debt	84,197	27,117
	4,594,046	3,968,264
Less: Current Portion	(399,659)	(505,028)
Less: Revolving line maturing within one year	(3,635,897)	-
	$558,490	$3,463,236

The weighted average prime interest rate for the three months ended September 30, 2007 and 2006 were 8.08% and 8.25%, respectively and for the nine months ended September 30, 2007 and 2006 were 8.19% and 7.83%, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.	Segment Data

Selected information by business segment is presented in the following tables:

	Three months ended			Nine months ended
	September 30,			September 30,
	2007		2006	2007	2006

Revenue
Total Integration		$15,164,352	$5,631,295	$38,501,868	$24,160,579
Specialty Products and Services		823,917	3,511,153	1,967,338	4,402,416
Inter-segment		(127,030)	(861,043)	(215,468)	(996,793)

Total revenue		$15,861,239	$8,281,405	$40,253,738	$27,566,202

Operating Profit (Loss)
Total Integration		$1,278,359	$499,502	$2,080,405	$1,532,991
Specialty Products and Services		(34,592)	(409,880)	(113,564)	(732,242)
Corporate		(573,178)	(667,649)	(2,105,950)	(1,433,647)

Total operating profit (loss)	$	$ 670,589	$(578,027)	$(139,109)	$(632,898)

Selected balance sheet information by business segment is presented in the following table as of:

	September 30, 2007	December 31, 2006

Total Assets
Total Integration	$28,154,752	$28,209,608
Specialty Products and Services	2,980,780	2,146,308
Corporate	3,580,977	1,015,693

Total assets	$34,716,509	$31,371,609

6.	Contingencies

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

  Providing advice on product selection and system design;
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

To finance our acquisitions, we have used a combination of internally generated cash, company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $377,391 was outstanding at September 30, 2007. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,897 at September 30, 2007. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

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

During the fourth quarter 2006, the Company began incurring costs related to the implementation of Sarbanes Oxley. While not significant in 2006, the spending has increased in 2007 and is expected to be significant in 2008.

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

Three Months Ended September 30, 2007 compared to September 30, 2006

	Three months ended
	September 30,

	2007	2006
		(Restated)	% Change

Revenue	$15,861,239	$8,281,405	91.5%
Cost of revenue	12,390,627	6,194,212	100.0%

Gross profit	3,470,612	2,087,193	66.3%

Operating expenses:
Selling, general & administrative expenses	2,800,023	2,665,220	5.1%

Operating (loss) profit	670,589	(578,027)	216.0%

Interest income	14,820	7,319	102.5%
Other (expense) income	(919)	4,084	122.5%
Interest expense	(91,107)	(19,279)	372.6%

(Loss) income before tax expense	593,383	(585,903)	201.3%

Tax expense (benefit)	265,343	(57,088)	564.8%

Net (loss) income	$328,040	$(528,815)	162.0%

Revenue - Revenue for the three months ended September 30, 2007 was $15,861,239, representing an increase of $7,579,834 or 91.5%, as compared to revenue of $8,281,405 for the three months ended September 30, 2006. New Jersey, California and Arizona each experienced significant increases in revenues over the same period in the prior year. New Jersey’s revenues increased significantly as a result of the contracts awarded by large public agencies in the New York Metropolitan area at the end of 2006 and early 2007. The California and Arizona Divisions both had increased revenues in the quarter ended September 30, 2007 over the same period last year. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations), acquired in October 2006, accounted for $545,813 of the increase in revenues.

Booked orders increased 14.3% to $13,807,275 in the third quarter of 2007 as compared to $12,081,674 in the third quarter of 2006. The Company’s backlog as of September 30, 2007 was $30,246,603.

Cost of Revenue - Cost of revenue for the three months ended September 30, 2007 was $12,390,627 as compared to $6,194,212 for the three months ended September 30, 2006. The gross profit margin for the three months ended September 30, 2007 was 21.9% as compared to 25.2% for the three months ended September 30, 2006, mainly resulting from a decline in gross margin in New Jersey, as the larger jobs discussed in “Revenues” above carry gross profit margins that are below the Company’s historical average. However, due to the significant revenue increase, gross profit dollars in New Jersey increased significantly for the quarter. Margins for the California Division improved in the three months ended September 30, 2007 versus the same previous period in 2006, as the changes to the management team, more fully described in the nine month discussion below has begun to take effect. In addition, the Arizona Division continues to perform well.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,800,023 for the three months ended September 30, 2007 as compared to $2,665,220 for the three months ended September 30, 2006. This increase of 5.1% or $134,803 was attributable to increased costs associated with the CIS acquisition in our 2006 fourth quarter, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in addressing the internal control weaknesses identified Item 4 of this Quarterly Report on Form 10-Q, partially offset by lower bad debt expense and improved labor utilization.

Interest Income – Interest income for the three months ended September 30, 2007 was $14,820 as compared to $7,319 for the three months ended September 30, 2006.

Interest Expense - Interest expense for the three months ended September 30, 2007 was $91,107 as compared to $19,279 for the three months ended September 30, 2006. The average outstanding debt balance was significantly higher in the three month period ended September 30, 2007 versus that in the three months ended September 30, 2006. The average prime rate of interest was 17 basis points higher in the 2006 period than it was in 2007, which slightly offset the increased average debt balance in 2007.

Tax Expense (Benefit) – The effective tax rate for the three months ended September 30, 2007 was 44.7%, based upon income before tax expense of $593,383. For the three months ended September 30, 2006 the Company had a tax benefit of 9.7%, based upon a loss before tax benefit of $585,903. This tax benefit, however, was somewhat offset by state income taxes incurred by subsidiaries in those jurisdictions that were profitable during the period.

Net Income (Loss) - As a result of the above noted factors our net income was $328,040 for the three months ended September 30, 2007 compared to a net loss of $528,815 for the three months ended September 30, 2006. This resulted in diluted income per share of $0.05 on weighted average diluted common shares outstanding of 6,060,924 for the three months ended September 30, 2007, as compared to diluted loss per share of $0.09 on weighted average diluted common shares outstanding of 5,746,065 for the three month period ended September 30, 2006.

Nine Months Ended September 30, 2007 compared to September 30, 2006

	Nine months ended
	September 30,

	2007	2006
		(Restated)	% Change

Revenue	$40,253,738	$27,566,202	46.0%
Cost of revenue	31,346,671	20,328,040	54.2%

Gross profit	8,907,067	7,238,162	23.1%

Operating expenses:
Selling, general & administrative expenses	9,046,176	7,871,060	14.9%

Operating loss	(139,109)	(632,898)	78.0%

Interest income	36,093	13,733	162.8%
Other expense	(4,288)	-
Interest expense	(258,296)	(54,897)	370.5%

Loss before tax expense	(365,600)	(674,062)	45.8%

Tax expense (benefit)	(23,269)	147,065	115.8%

Net loss	$(342,331)	$(821,127)	58.3%

Revenue - Revenue for the nine months ended September 30, 2007 was $40,253,738 representing an increase of $12,566,202 or 46.0% as compared to $27,566,202 for the nine months ended September 30, 2006. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations) acquired in October 2006 accounted for $2,775,808 of the increase in revenues. New Jersey’s revenues increased significantly as a result of the contracts awarded by large public agencies in the New York Metropolitan area at the end of 2006 and early 2007. These contracts were a key contributor to the increased backlog at September 30, 2006. For the nine months ended September 30, 2007, the Company experienced continued revenue improvement from our Arizona and California Divisions, as well as improvements in our Texas and Airorlite Divisions.

Booked orders increased 55.9% to $42,722,087 in the nine months ended September 30, 2007 as compared to $27,404,769 in the corresponding period of 2006.

Cost of Revenue - Cost of revenue for the nine months ended September 30, 2007 was $31,346,671 as compared to $20,328,040 for the nine months ended September 30, 2006. The gross profit margin for the nine months ended September 30, 2007 was 22.1% as compared to 26.3% for the nine months ended September 30, 2006. The decline in the gross profit margin was driven principally from the New Jersey and California operations. Gross profit and margin in both New Jersey and California were significantly lower in the quarter ended March 31, 2007, the effect of which carries through the nine months ended September 30, 2007. The decline in New Jersey in the first quarter of 2007 was the result of cost overruns on a number of installations. In addition, as discussed above in “Revenue”, several of the larger jobs booked in New Jersey at the end of 2006 and early in 2007 carry gross profit margins that are below the Company’s historical average. Therefore, while gross margins declined in New Jersey for the nine months ended September 30, 2007, compared to the same period in the prior year, because of the significant increase in revenue, gross profit dollars were relatively flat in year over year. California’s margin decline during the first quarter of 2007 was the result of cost overruns on a number of projects. In response to the decline in margins in our California Division, changes were made to the management team to more effectively manage the operations. However, while California did experience improvements in the second and third quarter of 2007, gross profit and margins were down significantly for the nine months ended September 30, 2007 versus the same period in the prior year.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $9,046,176 for the nine months ended September 30, 2007 as compared to $7,871,060 for the nine months ended September 30, 2006. This increase of 14.9% or $1,175,116 was attributable to increased costs associated with the CIS acquisition in our 2006 fourth quarter, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in addressing the internal control weaknesses identified in Item 4 of this Quarterly Report on Form 10-Q, as well as costs incurred in preparation for Sarbanes Oxley implementation.

Interest Income – Interest income for the nine months ended September 30, 2007 was $36,093 as compared to $13,733 for the nine months ended September 30, 2006.

Interest Expense - Interest expense for the nine months ended September 30, 2007 was $258,296 as compared to $54,897 for the nine months ended September 30, 2006. The average outstanding debt balance was significantly higher in the nine month period ended September 30, 2007 versus that in the nine months ended September 30, 2006. The average prime rate of interest was 36 basis points higher in the 2007 period than it was in 2006, which contributed to the higher interest expense in 2007.

Tax Expense (Benefit) - Due to the loss before tax for the nine months ended September 30, 2007, the Company received a net tax benefit for that period. The tax benefit, however, was somewhat offset by state income taxes incurred by subsidiaries in those jurisdictions that were profitable during the period.

Net Income - As a result of the above noted factors our net loss was $342,331 for the nine months ended September 30, 2007 and our net loss was $821,127 for the nine months ended September 30, 2006. This resulted in diluted loss per share of $0.06 on weighted average common shares outstanding of 5,776,064 for the nine months ended September 30, 2007, as compared to diluted loss per share of $0.14 on weighted average common shares outstanding of 5,746,065 for the nine month period ended September 30, 2006.

Liquidity and Capital Resources - As of September 30, 2007, we had cash and cash equivalents of $1,769,809. Our net working capital was $7,003,022 at September 30, 2007 versus $10,001,109 at December 31, 2006. Total debt at September 30, 2007 was $4,594,046 compared to the December 31, 2006 balance of $3,968,264. The revolving line of credit comes due on May 1, 2008. Accordingly, unless the terms are changed with the TD Banknorth, N.A., since the revolver is due within 12 months of the latest balance sheet, this balance is presented as a current liability at September 30, 2007. Borrowings under the revolving credit facility were $3,635,897 at September 30, 2007. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. The Company was not in compliance with certain of these bank covenants at September 30, June 30, March 31, 2007 and December 31, 2006. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default on October 11 and November 14, 2007. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Cash provided by operating activities was $1,418,641 during the nine months ended September 30, 2007. The most significant source of cash resulted from a net increase in accounts payable of $2,990,899. This was partially offset by an increase in accounts receivable of $1,885,512 and a decrease in accrued expenses of $716,327.

Cash used in investing activities was $318,132 and was for the purchase of property and equipment and an earn-out payment associated with the CIS acquisition.

Cash from financing activities provided $469,446, of which $788,000 represents borrowings against the revolving credit facility. The offset was repayments of bank loans and other debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At September 30 and November 12, 2007, there was $3,635,897 outstanding under this credit facility.

Item 4. Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the design and operation of the Company's disclosure controls and procedures, as defined under Rule 13a-15(e) of the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2007, the design and operation of the Company's disclosure controls and procedures were not effective.

We learned that the Company did not maintain adequate policies and reconciliation procedures over the accounting for intercompany clearing and cash accounts and income taxes. As a result of these weaknesses, we performed extensive detail testing and reconciliation of past transactions in order to be able to determine the proper presentation of our financial information for past and current periods. This report contains restated financial results for the three and nine months ended September 30, 2006. These weaknesses in our internal disclosure controls and procedures were the cause of the delay in the filing of our 2006 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2007.

While we are in the process of implementing a more efficient and reliable system of disclosure controls and procedures, we have, on an immediate basis, instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to our senior management. The steps that we have taken to ensure that all material information about our company is accurately disclosed in this report include:

-	the appointment of a new Chief Financial Officer in August 2006;

-	the appointment of a new Chief Operating Officer (“COO") in August 2006. The COO then assumed the additional responsibilities of President in March 2007;

-	the appointment of a new Corporate Controller in April 2007;

-	the appointment of a new Controller for our California operations in April 2007;

-	the engagement of an outside public accounting firm to assist management in the preparation of our financial statement income tax provision in February 2007;

-	the engagement of temporary accounting personnel to assist in the closing and reconciliation processes;

-	the performance of an extensive review of our financial statements for the year ended December 31, 2006 and quarters ended September 30, June 30, and March 31, 2007.

-	implemented revised accounting procedures for recording and reconciling intercompany clearing and cash accounts and designed changes within the Company’s financial reporting system to ensure all intercompany accounts eliminate in

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

-	designed changes within the Company’s financial reporting system to allow the financial reporting system to be the sole source of the consolidation of financial results of the Company. This change eliminated the use of spreadsheets, which was the method formerly used to consolidate the Company’s financial results;

-	implemented monthly financial and operational review procedures with each of our operating units, and;

-	hired additional accounting personnel.

Nonetheless, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

          (b) Change in Internal Controls over Financial Reporting

As required by Rule 13a-15(d), the Company's executive management including the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, also conducted an evaluation of the company's internal controls over financial reporting to determine whether any change occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting. Based on that evaluation, in order to correct the weaknesses described above and to improve our internal disclosure and control procedures on a going forward basis, we have continued to carryout the changes described in Item 4(a) above, and in addition we will be conducting a two and one half day meeting with the Controllers from each of our Divisions in mid-November to review in detail the changes to the internal controls over financial reporting that the Company has recently implemented.

We intend to continue to evaluate our internal disclosure controls and procedures and implement improvements as required.

Part II - Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

As of the quarter ended September 30, 2007 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: November 14, 2007		/s/ JAMES E. HENRY
James E. Henry Chairman, Chief Executive Officer, Treasurer and Director

Date: November 14, 2007	By:	/s/ BRIAN REACH
Brian Reach President, Secretary, Chief Operating Officer and Director

Date: November 14, 2007	By:	/s/ JOHN P. HOPKINS
John P. Hopkins Chief Financial Officer