Form 10-K
period 2007-12-31
Henry Bros. Electronics, Inc.
filed 2008-03-31
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐    Accelerated filer ☐   Non-accelerated filer ☐    Smaller Reporting Company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒.

          At June 30, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $22,185,244 (based on the closing price of the registrant’s common stock on the American Stock Exchange on such date).

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Classes:	Outstanding at March 17, 2008

Common Stock, par value $.01 per share	5,932,865

Documents Incorporated by Reference:     None

HENRY BROS. ELECTRONICS, INC.
Table of Contents

PART I

Item 1. Business

Business Development.

In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics. They sold Henry Bros. Electronics to Communication Group, Inc. (“CGI”) in 1985. In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our former President and Chief Operating Officer reacquired certain assets, including the name Henry Bros. Electronics from CGI. In 1991 we acquired the assets of the former Motorola CCTV division and formed Viscom Products, Inc. (“Viscom”). In 1999 we formed a company named Integcom Corp., incorporated in Delaware, into which we transferred both HBE and Viscom. In 2001, we changed our name to Diversified Security Solutions, Inc. and in 2005 we changed our name to Henry Bros. Electronics, Inc. (“HBE”). Following is a listing of key business developments since the inception of HBE:

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

Employees

As of March 17, 2008, we had 205 full time employees, including officers, of whom: 134 were engaged in engineering, systems installation and maintenance services, 40 in administration and accounting, and 31 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Backlog

At December 31, 2007, the dollar amount of backlog believed to be firm was $26,567,167. At December 31, 2006, our backlog was $27,802,404.

All orders are subject to modification or cancellation by the customer with limited changes. We believe that backlog may not be indicative of actual sales for the current fiscal year or any succeeding period.

Pricing

We employ a variety of pricing strategies for our services. Systems integration project pricing is based upon the estimated cost of the equipment for the project including a profit margin, plus the estimated hours for each skill set, required to complete the project multiplied by the fully burdened hourly rate, plus a profit margin. Pricing for engineering and maintenance services are determined based on the scope of the specific project and the length of our engagement. Proposals for consulting and threat assessment services are priced based on an estimate of hours, multiplied by standard selling rates or on a project basis.

AVAILABLE INFORMATION

We maintain an Internet website at the following address: www.hbe-inc.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable, after we electronically file the information with, or furnish it to, the SEC.

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

We have a small number of customers from which we receive a large portion of our revenues. Our work with the Triborough Bridge & Tunnel Authority accounted for 12.0% of total revenue during 2007, with our five largest customers represented approximately 36.2% of our 2007 revenue. Revenues from governmental agencies accounted for 39.8% in 2007 versus 22.6% and 39.0% in 2006 and 2005, respectively. Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues. There can be no assurance that we will continue to be able to do so.

Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled.

Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will fully recognize revenue from them. At December 31, 2007, our backlog was $26,567,167.

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

For the years ended December 31, 2007 and 2006 our revenues were $57,852,216 and $42,132,852. Our net loss was $304,228 for the year ended December 31, 2007 and our net loss was $2,260,138 million for the year ended December 31, 2006. We can make no assurances that we will be profitable in the future.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

A description of the facilities we lease follows:

•

31,801 square foot sales, office, training and warehouse facility that also serves as our corporate office in Fair Lawn, New Jersey. This facility is a portion of a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates on October 31, 2016, and provides for an annual rent of $214,657 (escalates yearly) until that date, payable in equal monthly installments of $17,888, plus taxes of approximately $5,414 per month. We are also responsible for the cost of property tax increases, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

8,890 square foot sales, office and warehouse facility in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 15, 2011 at an average annual rent of $136,196 and has an annual escalation clause, payable in equal monthly installments of $11,350, with additional costs for maintenance, insurance, repairs and alterations, utilities, property tax increases and cleaning.

•

4,749 square foot sales, office and warehouse facility in Irving, Texas near the Dallas-Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until August 1, 2015 at an annual average rental of $39,600, payable in equal monthly installments of $3,300, with additional costs for insurance, repairs and alterations, utilities, property taxes and cleaning.

•

7,628 square foot sales, office and warehouse facility in Phoenix, Arizona near the Phoenix Airport. A single-story, concrete building in an office complex, this space is leased until August 2012 at an average annual rental of $107,388, payable in average monthly installments of $8,949, with additional costs for insurance, repairs and alterations, utilities, taxes increases and cleaning.

•

2,711 square foot office space in New York City for sales and project management personnel. This lease commenced on December 29, 2006, with an annual rental of $68,962, payable in monthly installments of $5,747, not including utilities. The lease escalates yearly and expires February 29, 2012.

•

16,045 square foot sales, office and warehouse facility in Denver, Colorado. This facility is in a single-story, cinder block building in a commercial and industrial park. The lease on this space terminates April 2010 and provides for an annual rent of $88,248 until that date, payable in equal monthly installments of $7,354, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

3,500 square foot sales, office and warehouse space in Colorado Springs, Colorado which terminates December 2010 and provides for an annual rent of $25,760 and has an annual escalation clause, payable in equal monthly installments of $2,147, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•

4,800 square foot sales, office and warehouse facility in Newington, Virginia. The annual rent is $78,930 and has an annual escalation clause. The lease expires on July 31, 2010. The lease includes utilities.

•

2,400 square foot sales office facility in Baltimore, Maryland. The annual rent is $28,218 and has an annual escalation clause. The lease expires on August 31, 2008. There are additional charges for trash removal, gas and common area maintenance.

These facilities or similar facilities should meet our operational needs for the foreseeable future.

Item 3. Legal Proceedings

In July 2007 an accident occurred in Corona, California involving one of the Company's vehicles. The operator of a motorcycle was killed in the accident. His family has commenced litigation against the Company employee who was driving the vehicle, as well as the Company. The litigation is still in an early stage. While the Company believes any recovery would be fully covered by its insurance, there can be no assurance to that effect.

We know of no other material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4. Submission of Matters to a Vote of Security Holders

At our 2007 Annual Meeting of Stockholders, held on November 1, 2007, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director the results of the voting were:

Name	Number of votes for	Number of votes withheld

James E. Henry	5,454,128	104,676
Brian Reach	5,345,192	213,612
Robert L. De Lia Sr.	4,792,245	766,559
James W. Power	5,446,528	112,276
Joseph P. Ritorto	4,788,945	769,859
David Sands	5,455,645	103,159
Richard D. Rockwell	5,456,228	102,576

Stockholders also approved the Company’s 2007 Stock Option Plan. The results of the voting for this proposal were 3,792,594 in favor, 55,393 against, 165,521 abstentions and 1,454,296 not voted.

The stockholders also voted to ratify the selection of Amper, Politziner & Mattia, P.C. as our independent auditors for 2007. The results of the voting for this proposal were 5,437,389 in favor, 98,852 against and 22,563 abstentions.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the American Stock Exchange under the Symbol “HBE”.

(a)	The following table indicates high and low stock prices for each period.

2007	High	Low

First Quarter	$6.25	$4.07
Second Quarter	$4.80	$3.66
Third Quarter	$5.94	$3.60
Fourth Quarter	$5.45	$3.85

2006

First Quarter	$6.98	$4.55
Second Quarter	$6.65	$4.94
Third Quarter	$5.05	$3.29
Fourth Quarter	$3.79	$3.29

(b)

Number of Holders of Common Stock. The number of holders of record of our Common Stock on December 31, 2007 was 33. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional beneficial owners of common stock.

(c)

Dividends. There were no cash dividends or other cash distributions made by us during the year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

(e)

In connection with the acquisition of all the capital stock of CIS on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock. The Company issued an additional 10,000 shares of its restricted common stock in 2007 to CIS’s selling shareholder after CIS met certain performance targets. The issuances of the shares of restricted stock in connection with the aforementioned transactions was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended. The selling shareholder may earn an additional 60,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

(f)	Securities authorized for issuance under equity compensation plans.

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

Item 6. Selected Financial Data

	Years ended December 31,

	2007	2006	2005 (Corrected)	2004 (Corrected)	2003 (Corrected)

Results of operations:
Net revenues	$57,852,216	$42,132,852	$42,156,188	$29,725,718	$18,261,065
Cost of revenue	45,575,305	31,586,736	31,581,187	22,305,632	14,908,700
Selling, general and administrative	12,196,330	11,952,477	8,422,193	6,943,885	8,339,337
Net (loss) income	(303,304)	(2,260,138)	1,137,974	169,639	(3,068,182)

Per common share:
Net (loss) income
Basic	$(0.05)	$(0.39)	$0.20	$0.03	$(0.60)
Diluted	(0.05)	(0.39)	0.20	0.03	(0.60)
Cash dividends declared	—	—	—	—	—

Financial position at year-end:
Total assets	$32,331,570	$31,371,609	$25,161,530	$23,372,371	$17,700,408
Long term debt, net of current maturities	465,539	3,463,236	727,961	168,989	1,922,597
Total Liabilities	18,397,478	17,360,991	9,178,564	8,349,395	6,284,743
Shareholders’ equity	13,934,092	14,010,618	15,982,966	14,653,786	11,068,285

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an established leader in the electronic physical security industry, specializing in integrated security systems and emergency preparedness. Our operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides “cradle to grave” services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration. Each of the Company’s segments markets nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and, to a smaller extent, maintenance service revenue.

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

To finance our acquisitions, we have used a combination of internally generated cash, the sale of company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $324,520 was outstanding at December 31, 2007. As part of our credit facility we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,897, at December 31, 2007. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

Trends

We anticipate that the overall average operating margins for our business to be approximately 4% for 2008, as compared to operating margins of essentially breakeven, (6.2)%, and 5.0% for years 2007, 2006 and 2005, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”(“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under

FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

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

The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. On February 12, 2008 the FASB issued Financial Staff Position (“FSP”) No. 157-2 which deferred the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for item within the scope of the FSP. The Company is currently quantifying the impact of SFAS No. 157.

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

FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests, among other issues. Upon completion of these standards, the Company will need to re-evaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

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

Revenue Recognition

          Revenue from a project in either the Integration or Specialty segments are recognized on the percentage of completion method, whereby revenue and the related gross profit are determined based upon the actual costs incurred to date for the project to the total estimated project costs at completion. Project costs generally include all material and shipping costs, the Company’s direct labor, subcontractor costs and an allocation of indirect costs related to the direct labor. Changes in the project scope, site conditions, staff performance and delays or problems with the equipment used on the project can result in increased costs that may not be billable or accepted by the customer and results in a loss or lower profit than was originally anticipated at the time of the proposal.

Estimates for the costs to complete the project are continuously updated by management during the performance of the project. Provisions for changes in estimated costs and losses, if any, on uncompleted projects are made in the period in which such changes are determined. In general, we determine a project to be substantially completed after:

1. The scope of work is completed, which includes installing the equipment as required in the contract.

2. System is functional and has been tested.

3. Training has been provided.

The majority of the Company’s projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.

Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract. Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2006 and 2007, the Company did not bundle any significant service contracts with our systems installation work.

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

Inventory Valuation

Inventory is stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded

Warranty

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

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the reporting unit by analyzing geographic regions, as management evaluates the Company’s performance in this manner. We have identified five separate and distinct operating units for the testing requirements of SFAS 142, and evaluate each reporting unit for impairment.

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

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Analysis of consolidated statement of operations

	For the years ended December 31,

	2007	2006	% change

Revenue	$57,852,216	$42,132,852	37.3%
Cost of revenue	45,575,305	31,586,736	44.3%

Gross profit	12,276,911	10,546,116	16.4%

Operating expenses:
Selling, general & administrative expenses	12,196,330	11,952,477	2.0%
Goodwill & intangible asset impairment charges	43,999	1,191,000	-96.3%

Operating (loss) profit	36,582	(2,597,361)	-101.4%

Interest income	73,493	19,515	276.6%
Other expense	(191)	(674)	-71.7%
Interest expense	(349,907)	(103,923)	236.7%

(Loss) income before tax expense	(240,023)	(2,682,443)	-91.1%

Tax expense (benefit)	63,281	(422,305)	-115.0%

Net (loss) income after taxes	$(303,304)	$(2,260,138)	-86.6%

Revenue - Revenue for the year ended December 31, 2007 was $57,852,216 as compared to $42,132,852 for the year ended December 31, 2006. This represents an increase of 37.3% over the prior year. CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations) acquired in October 2006 accounted for $3,088,238 of the increase in revenues. New Jersey’s revenues increased significantly as a result of the contracts awarded by large public agencies in the New York Metropolitan area at the end of 2006 and early 2007. For the year ended December 31, 2007, the Company experienced continued revenue improvement from our Arizona Division, as well as improvements in our Colorado, Texas and California Divisions. Revenues from governmental agencies represented 39.8% and 22.6% of total revenues, for the years ended December 31, 2007 and 2006, respectively.

Booked orders increased to $56.6 million in the year ended December 31, 2007 as compared to $26.6 million in the corresponding period of 2006.

Cost of Revenue - Cost of revenue for the year ended December 31, 2007 was $45,575,305 as compared to $31,586,736 for the year ended December 31, 2006. The gross profit margin for the year ended December 31, 2007 was 21.2% as compared to 25.0% for the year ended December 31, 2006. The decline in the gross profit margin was driven principally from the California and New Jersey operations. California’s margin decline was the result of cost overruns on a number of projects that were quoted late in 2006 and early 2007.

The decline in New Jersey in the first quarter of 2007 was the result of cost overruns on a number of installations. In addition, as discussed above in “Revenue,” several large projects were booked in New Jersey at the end of 2006 and early in 2007. These projects carry gross profit margins that are below the Company’s historical average. Therefore, while gross margin percentages declined in New Jersey for the year ended December 31, 2007 compared to the same period in the prior year, because of the significant increase in revenue from these larger projects, gross profit dollars actually increased by 35.6% year over year.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $12,196,330 for the year ended December 31, 2007, as compared to $11,952,477 for the year ended December 31, 2006. This increase of 2.0% or $243,853 was primarily attributed to increased costs associated with the CIS acquisition in our 2006 fourth quarter, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in addressing the internal control weaknesses identified in Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as costs incurred in preparation for Sarbanes Oxley implementation, partially offset by lower bad debt expense and improved labor utilization.

Goodwill and Intangible Asset Impairment Charges – Based upon our goodwill evaluation under the requirements of SFAS 142, the Company took a charge to operations of $1,191,000 (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market for the year ended December 31, 2006. For the year ended December 31, 2007 the Company recorded a $43,999 impairment charge for the write-down of a trade name.

Interest Income – Interest income for the year ended December 31, 2007 was $73,493, as compared to $19,515 for the year ended December 31, 2006.

Interest Expense - Interest expense for the year ended December 31, 2007 was $349,907, as compared to $103,923 for the year ended December 31, 2006. Average outstanding debt balance was considerably higher in the twelve month period ended December 31, 2007 versus for the year ended December 31, 2006, accounting for the higher interest expense in 2007.

Tax Expense – Tax expense for the year ended December 31, 2007 was $63,281. This provision is driven primarily by profitability in states with higher income tax rates. For the year ended December 31, 2006, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit of $422,305. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period. The write-off of the goodwill discussed above is a permanent difference under FASB 109, “Accounting for Income Taxes”. Accordingly, there was no tax benefit taken for this write-off.

Net Income - As a result of the above noted factors our net loss was $303,304 for the year ended December 31, 2007 as compared to a net loss of $2,260,138 for the year ended December 31, 2006. This resulted in diluted loss per share of $0.05 on weighted average common shares outstanding of 5,768,864 for the year ended December 31, 2007, as compared to diluted loss per share of $0.39 on weighted average common shares outstanding of 5,749,964 for the year ended December 31, 2006.

Comparison of the year ended December 31, 2006 to the year ended December 31, 2005

Analysis of consolidated statement of operations

	For the years ended December 31,

	2006	2005
		(Corrected)	% change

Revenue	$42,132,852	$42,156,188	-0.1%
Cost of revenue	31,586,736	31,581,187	0.0%

Gross profit	10,546,116	10,575,001	-0.3%

Operating expenses:
Selling, general & administrative expenses	11,952,477	8,422,193	41.9%
Goodwill & intangible asset impairment charges	1,191,000	44,999	2546.7%

Operating (loss) profit	(2,597,361)	2,107,809	-223.2%

Interest income	19,515	12,507	56.0%
Other expense	(674)	(3,780)	-82.2%
Interest expense	(103,923)	(84,985)	22.3%

(Loss) income before tax expense	(2,682,443)	2,031,551	-232.0%

Tax expense (benefit)	(422,305)	893,577	-147.3%

Net (loss) income after taxes	$(2,260,138)	$1,137,974	-298.6%

Revenue - Revenue for the year ended December 31, 2006 was $42,132,852 representing a slight decrease as compared to $42,156,188 for the year ended December 31, 2005. In 2006, the New Jersey, Viscom and Texas Divisions experienced declines in revenues. The decline in New Jersey resulted from the wind down of two large projects in the New York metro area. Lower revenue from our Viscom group was attributable to a large project with the Santa Clara Valley Transportation Authority in 2005 that was not replaced in 2006. In response to the decline in revenues in our Texas Division, changes in management were made to more effectively take advantage of the opportunities that exist in this market. These declines in revenues were offset by revenue from Securus (Colorado operations) acquired in October 2005 and CIS Security Systems Corp. (“CIS”) (Virginia and Maryland operations) acquired in October 2006 and higher revenue from our California and Arizona regions. Revenues from CIS were $1,774,493 for the year ended December 31, 2006. Revenues from governmental agencies represented 22.6% and 39% of total revenues, for the years ended December 31, 2006 and 2005, respectively.

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

Net Income - As a result of the above noted factors our net loss was $2,260,138 for the year ended December 31, 2006 and our net income was $1,137,974 for the year ended December 31, 2005. This resulted in diluted loss per share of $0.39 on weighted average common shares outstanding of 5,749,964 for the year ended December 31, 2006, as compared to diluted earnings per share of $0.20 on weighted average common shares outstanding of 5,773,097 for the year ended December 31, 2005.

Liquidity and Capital Resources – As of December 31, 2007, we had cash and cash equivalents of $3,277,450. Our net current assets were $6,971,732 at December 31, 2007 versus $10,001,110 at December 31, 2006. Total debt at December 31, 2007 was $4,736,384 compared to the December 31, 2006 balance of $3,968,264.

Cash provided by operating activities was $3,015,594 during the year ended December 31, 2007. The most significant source of cash resulted from a net increase in accounts payable of $2,184,728 and a decrease in accounts receivable of $280,677. A decrease in cost in excess of billings and estimated profits contributed $1,448,430. This was partially offset by a decrease in accrued expenses of $1,576,749.

Cash from investing activities used $677,704. The most significant expenditures were for vehicle purchases.

Cash from financing activities provided $739,706, representing $788,000 in net proceeds from the revolving bank line, partially offset by term loan and capital lease payments.

Borrowings under the revolving credit facility at December 31, 2007 were $3,635,897. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Banknorth, N.A. (See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The Company was not in compliance with certain of these bank covenants at December 31, 2007. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default on March 28, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2007, the Company’s contractual obligations, including payments due by period, are as follows:

	Payment due by period

	2008	2009	2010	2011	2012	Thereafter	Total

Long -Term Debt Obligations	$4,270,845	$267,811	$—	$—	$—	$—	$4,538,656
Interest Obligation on Long-term debt	14,580	229,260	—	—			243,840
Capital Lease Obligations	238,568	159,291	123,995	73,733	—	—	595,587
Short-term debt	180,380	—	—	—	—	—	180,380

Total	$4,704,373	$656,362	$123,995	$73,733	$—	$—	$5,558,463

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving loan for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2007 and 2006, there was $3,635,897, and $2,847,897, respectively, outstanding under this revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Refer to pages F-1 through F-38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 5, 2007, the Company notified Demetrius & Company, L.L.C. of its decision to dismiss Demetrius & Company, L.L.C. as the Company’s independent auditors.

Concurrently, the Audit Committee and the Board of Directors approved the engagement of Amper, Politziner and Mattia, P.C. as the Company’s independent auditors, effective upon notification to Demetrius & Company, L.L.C. of dismissal, and execution of an engagement letter. Amper, Politziner and Mattia, P.C. served as the Company’s independent auditors beginning with the quarter ended September 30, 2007.

During the period beginning January 1, 2005 through November 5, 2007 (the date Amper, Politziner and Mattia, P.C. was appointed), neither the Company nor anyone acting on the Company’s behalf consulted with Amper, Politziner and Mattia, P.C.. regarding (1) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company’s financial statements or (2) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

The reports of Demetrius & Company, L.L.C. on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and the period from the end of the most fiscal year and through November 5, 2007, the date of appointment of Amper, Politziner & Mattia, P.C., the period January 1, 2007 through November 7, 2007, there were no disagreements with Demetrius & Company, L.L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Demetrius & Company, L.L.C., would have caused Demetrius & Company, L.L.C. to make reference to the matter in its report.

During the year ended December 31, 2007, there were no disagreements with the Company’s principal independent accountant on accounting or financial disclosure.

ITEM 9A (T). CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

(b) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal controls over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation during the fourth quarter of fiscal year 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

          There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year.

PART III

Item 10. Directors, Executive Officers and Corporate

Identification of Directors (ages are as of March 17, 2008)

Name	Age	Position(s) with the Company	Director Since

James E. Henry	53	Chairman, Chief Executive Officer, Treasurer and Director	1999
Brian Reach.	52	President, Chief Operating Officer, Secretary and Director	2004
Joseph P. Ritorto	75	Director	2002
Robert L. De Lia Sr	59	Director	2004
David Sands	50	Director	2005
James W. Power	77	Director	2005
Richard D. Rockwell	53	Director	2007

Identification of Executive Officers (ages are as of March 17, 2008)

Name	Age	Position(s) with the Company	Officer Since

James E. Henry	53	Chief Executive Officer and Treasurer	1999
Brian Reach	52	President	2007
		Chief Operating Officer	2006
		Vice-Chairman, Secretary	2004
John P. Hopkins	47	Chief Financial Officer	2006
Brian J. Smith	52	Corporate Controller	2007

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

Richard D. Rockwell has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996. Mr. Rockwell has been Owner and President of Main Security Surveillance, Inc. since 2005. From 1982 to 2003, Mr. Rockwell was Founder, Owner and Chief Executive Officer of Professional Security Bureau, Ltd. (“PSB”), a

security guard services company. In 2003 PSB, with annual revenues in excess of $100 million, was divested to Allied Security. From 1997 through 2003, Mr. Rockwell was co-founder and Chairman of TransNational Security Group, LLC (“TSG”). TSG afforded the member companies with opportunities for national sales and marketing, national contracting, and combined purchasing power. From 1995 to 2005, Mr. Rockwell was founder and owner of PeopleVision, a full service advertising and display manufacturing company. From 1981 to 1982, Mr. Rockwell was vice president, legal affairs of Metropolitan Maintenance Company, a publicly-traded company listed on the Boston stock exchange. Mr. Rockwell received a Bachelor of Arts from Ithaca College and a Juris Doctor from Western New England College of Law.

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

Brian J. Smith was appointed Corporate Controller in April 2007. Prior to joining the Company, Mr. Smith was VP-General Manager NetVersant of New York, a provider of voice and data system infrastructure from 2002. From 1991 to 2002 Mr. Smith held various senior financial positions with Insilco Technologies, a manufacturer and distributor of electronic components. Mr. Smith is a Certified Public Accountant and began his career as an auditor for KPMG Peat Marwick. Mr. Smith holds a B.S. in Accounting from Fordham University.

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

To our knowledge, for the year ended December 31, 2007, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2007, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation for the years ended December 31, 2007 and 2006 for our principal executive officer (“PEO”), principal financial officer (“PFO”) and our most highly compensated executive officers other than our PEO and our PFO for the year ended December 31, 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other compensation ($) (2)	Total ($)

James E Henry, Chairman, Chief Executive Officer, Treasurer and Director	2007 2006	174,148 130,680	— —	— —	— —	174,148 130,680
Brian Reach, President, Chief Operating Officer, Secretary and Director (3)	2007 2006	173,019 72,000	— —	10,626 42,363	— —	183,645 114,363
John P. Hopkins, Chief Financial Officer (4)	2007	175,000	—	31,879	—	206,879
	2006	69,000	—	13,283	—	82,283
Brian J. Smith (5)	2007	100,223	—	12,035	—	112,258
Christopher Peckham (6)	2007	36,058	—	5,407	—	41,465

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2007 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(2) Less than $10,000

(3) Effective August 8, 2006, Mr. Reach assumed the position of Chief Operating Officer. Effective March 23, 2007, Mr. Reach assumed the additional position of President.

(4) Effective August 8, 2006, Mr. Hopkins became the Chief Financial Officer.

(5) Effective April 14, 2007 Mr. Smith became the Corporate Controller.

(6) Effective September 10, 2007 Mr. Peckham became the Chief Information Officer / Chief Security Officer.

Grants of Plan-Based Awards in 2007.

The following table contains information related to the grant of stock options under our existing stock option plans issued by us during 2007 to executive officers named in the Summary Compensation Table with awards disclosed on a grant-by-grant basis:

		Estimated Future payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

	Grant Date	Threshold	Target	Maximum

Name	(1)	(#)	(#)	(#)		($/Sh)	($) (2)

James E. Henry	—	—	—	—		—	—

Brian Reach	—	—	—	—		—	—

John P. Hopkins	—	—	—	—		—	—

Brian J. Smith	5/14/2007	—	—	40,000	(3)	4.26	69,636

Brian J. Smith	11/8/2007	—	—	10,000	(4)	4.11	16,655

Christopher Peckham	9/11/2007	—	—	50,000	(5)	4.65	92,697

(1) Represents grants under the Company’s 2002 Stock Option Plan.

(2) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2007 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(3) Represents grant of 40,000 incentive stock options which vests in five equal installments of 8,000 on May 14, 2008, 2009, 2010, 2011, and 2012, respectively.

(4) Represents grant of 10,000 incentive stock options which vests in five equal installments of 2,000 on November 14, 2008, 2009, 2010, 2011, and 2012, respectively.

(5) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on September 11, 2008, 2009, 2010, 2011, and 2012, respectively.

Outstanding Equity Awards at December 31, 2007.

The following table contains information concerning unexercised options held as of December 31, 2007 by the executive officers named in the Summary Compensation Table:

	Option Awards

Name	Number of Securities Underlying Options Exercisable (#)		Number of Securities Underlying Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

James E. Henry	—		—		—	—	—
Brian Reach	100,000	(1)	—		—	7.10	5/31/2009
Brian Reach	10,000	(2)	40,000	(2)	—	3.71	8/8/2012
John P. Hopkins	30,000	(3)	120,000	(3)	—	3.71	8/8/2012
Brian Smith	—		40,000	(4)	—	4.26	5/14/2013
Brian Smith	—		10,000	(5)	—	4.11	11/8/2013
Christopher Peckham	—		50,000	(6)	—	4.65	9/11/2013

(1) Represents grant of 100,000 incentive stock options which vests equally in 25 monthly installments of 4,000, with the installment vesting on June 30, 2004.

(2) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on August 8, 2007, 2008, 2009, 2010, and 2011, respectively.

(3) Represents grant of 150,000 incentive stock options which vests in five equal installments of 30,000 on August 8, 2007, 2008, 2009, 2010, and 2011, respectively.

(4) Represents grant of 40,000 incentive stock options which vests in five equal installments of 8,000 on April 13, 2008, 2009, 2010, 2011, and 2012, respectively.

(4) Represents grant of 10,000 incentive stock options which vests in five equal installments of 2,000 on November 8, 2008, 2009, 2010, 2011, and 2012, respectively.

(4) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on September 11, 2008, 2009, 2010, 2011, and 2012, respectively.

Directors who are also our employees receive no additional compensation for attendance at board meetings. Mr. Henry and Mr. Reach are the only members of the Board of Directors who are also employees. The Company’s non-employee directors receive a quarterly fee of $1,250 and an annual stock option grant to purchase 2,000 shares of the Company’s common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting. For the year ended December 31, 2007, all of our outside Directors, that is,

Directors who are not employees or full-time consultants of the Company, each received compensation as follows:

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)		Total ($)

Robert De Lia, Sr.	9,000	4,520	(3)	13,520
James W. Power	9,000	4,520	(4)	13,520
Joseph P. Ritorto	9,000	4,520	(5)	13,520
David Sands	9,000	4,520	(6)	13,520
Richard D. Rockwell (7)	—	—		—

(1) Outside Directors each receive a cash retainer at a rate of $5,000 per annum. The Company reimburses Directors for out-of-pocket expenses incurred traveling to Board of Director’s meetings.

(2) Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2007 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2007.

(3) At December 31, 2007, Mr. De Lia, Sr. held options to purchase 8,000 shares of Common Stock.

(4) At December 31, 2007, Mr. Power held options to purchase 6,000 shares of Common Stock.

(5) At December 31, 2007, Mr. Ritorto held options to purchase 13,000 shares of Common Stock.

(6) At December 31, 2007, Mr. Sands held options to purchase 6,000 shares of Common Stock.

(7) Mr. Rockwell was elected a Board member on November 14, 2007.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee in 2007 were Messrs. De Lia, Power and Ritorto. The Board made all decisions concerning executive compensation during 2007. No executive officer of the Corporation served as a member of the Board of Directors of another entity during 2007. None of the members of the Compensation Committee has ever been an officer or employee of Henry Bros. Electronics, Inc. or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2007.

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

Our 2007 executive compensation, including stock option grants awarded for and in 2007, reflects our effort to realize these objectives.

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

Long-Term Incentive Compensation (Stock Options for Common Shares): The Compensation Committee believes that stock-based compensation arrangements are essential in aligning the interests of management and the stockholders. The Company’s 2002, 2006 and 2007 Stock Plan provides for the issuance of stock options to its executive officers and other employees. Stock options to purchase shares of the Company’s common stock are issued at an exercise price equal to the fair market value of such stock on the date immediately preceding the date on which the stock option is granted. These options typically vest over a three to five year period from the date of grant and are granted to the Company’s executive officers and other employees as a reward for past individual and corporate performance and as an incentive for future performance. The size of awards is determined by the Committee based on factors such as the executive’s position, individual performance and the Company’s performance.

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

Goals for executives in 2007 varied because the areas of responsibility of executives differ. Goals are generally developed around metrics tied to our growth and profitability, including increases in revenue and operating profit, decreases in expenses, completion of developments in accordance with budgets and timelines, execution of acquisitions in accordance with targets, enhanced operational efficiencies and development of additional opportunities for our long-term growth.

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

Our Compensation Committee meets periodically with our Chief Executive Officer to address executive compensation, including the rationale for our compensation programs and the efficacy of the programs in achieving our compensation objectives. The Compensation Committee also relies on executive management to evaluate compensation programs to assure that they are designed and implemented in compliance with laws and regulations, including SEC reporting requirements. The Compensation Committee relies on the recommendations of our Chief Executive Officer regarding the performance of individual executives. At meetings in 2007 the Compensation Committee received recommendations from our Chief Executive Officer regarding salary adjustments and annual bonus and stock option awards for our executive officers. Our Chief Executive Officer plays a significant role in determining the annual cash compensation of our executive officers. The Compensation Committee believes that it is important for it to receive the input of the Chief Executive Officer on compensation matters since he is knowledgeable about the activities of our executive officers and the performance of their duties and responsibilities, as well as their contributions to the growth of the Company and its business. The Compensation Committee accepted these recommendations after concluding that the recommendations comported with the Committee’s objectives and philosophy and the Committee’s evaluation of our performance and industry data.

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

Robert L. De Lia, Sr. (Chair)
James W. Power
Joseph P. Ritorto

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a) The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2007:

Equity Compensation Plan Information - For the Year Ended December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	916,900*	$4.51	287,909

Equity compensation plans not approved by security holders	199,662**	$7.58	—

Total	1,116,522	$5.06	287,909

* This amount includes options issuable pursuant to our 2002, 2006 and 2007 Stock Option Plans. The plans authorizes the issuance of options to purchase up to 230,000, 250,000 and 250,000 shares of our Common Stock to employees, directors, and consultants of the Company under the 2002 and 2006 Stock Option Plans, respectively.

Also included are options issuable pursuant to our Incentive Stock Option Plan. The Board of Directors and our shareholders approved the adoption of the Incentive Stock Option Plan on December 23, 1999. Our Incentive Stock Option Plan provides for the granting of options to purchase a maximum of 500,000 shares of the Company’s common stock.

** This amount includes a five year option granted to the Wall Street Group (“WSG”) consisting of 5,996 shares granted November 5, 2002 with an exercise price of $6.90 per share, issued in connection with an agreement to provide certain services dated November 1, 2001 and terminated in April 2003. Also included are warrants to purchase 138,333 and 55,333 shares at $7.60 expiring January 27, 2010, that were granted in connection with the issuance of 553,333 shares of our common stock to certain qualified institutional investors and the placement agent, respectively, in July 2004.

b) Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table that follows sets forth, as of March 17, 2008 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Unless otherwise indicated, the business address for each of the named individuals is Henry Bros. Electronics, Inc., 17-01 Pollitt Drive, Fair Lawn, New Jersey 07410.

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

The applicable percentage of ownership is based on 5,936,065 shares outstanding as of March 17, 2008.

Name address and title of beneficial owner	Number of shares beneficially owned	Percentage of Common Stock Beneficially Owned

James E. Henry, Chairman, Chief Executive Officer, Treasurer and Director	1,385,500	23.3%

Brian Reach, Vice-Chairman, President, Chief Operating Officer, Secretary, and Director (1)	205,000	3.5%

John P. Hopkins, Chief Financial Officer (2)	34,500	*

Brian J. Smith, Corporate Controller (3)	8,000	*

Christopher Peckham, Chief Information Officer / Chief Security Officer	—	—

Robert De Lia, Sr., Director (4)	46,000	*

James W. Power, Director (5)	6,000	*

Joseph P. Ritorto, Director (6)	48,000	*

David Sands, Director (7)	6,000	*

Richard D. Rockwell (8)	1,915,800	32.3%

All executive officers and directors as a group (10 persons) (9)	3,654,800	61.6%

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

2) The amount shown for Mr. Smith includes a currently exercisable option to purchase 8,000 shares of the Company’s Common Stock at a price of $4.26 per share.

(4) The amount shown for Mr. De Lia, Sr. includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $7.19, $4.90, $3.33 and $4.65 per share, respectively.

(5) The amount shown for Mr. Power includes three currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $6.08,,$3.33 and $4.65 per share, respectively.

(6) The amount shown for Mr. Ritorto includes currently exercisable options to purchase 5,000 shares at $7.95 and 2,000 shares each of the Company’s common stock at $7.19, $4.90, $3.33 and $4.65 per share, respectively.

(7) The amount shown for Mr. Sands includes three currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $4.90, $3.33 and $4.65 per share, respectively.

(8) The amount shown for Mr. Rockwell is pursuant to a Schedule 13D/A, filed on January 23, 2008,

(9) The amount shown includes currently exercisable options to purchase 156,000 shares of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions and Director Independence

a) In 2007 and 2006, the Company had revenues of $546,375 and $678,138, respectively, associated with an integrated security systems project with First Aviation Services, Inc. (“First Aviation”). Joseph P. Ritorto, a member of our Board of Directors since January 2002, is co-founder of First Aviation.

b) The Company considers Messrs. Ritorto, De Lia, Sands and Power to be independent directors in accordance with Section 121A of the American Stock Exchange’s listing standards.

Item 14. Principal Accountant Fees and Services

Fees Paid to Our Independent Auditors During 2007 and 2006

Audit Fees

The aggregate fees billed by Amper, Politziner & Mattia, P.C. for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2007 and the review of the financial statements on Form 10-Q for the quarter ended September 30, 2007 were $144,200.

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2006 and the reviews of the financial statements on Form 10-Q for the quarters ended March 30 and June 30, 2007 were $108,000.

Audit-Related Fees

The aggregate fees billed for audit-related services by Demetrius & Company, L.L.C. for the years ended December 31, 2007 and 2006 were approximately $2,200 in each of these years.

Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

Tax Fees

The aggregate fees billed for tax compliance, tax advice and tax planning rendered by Demetrius & Company, L.L.C. for the fiscal year ended December 31, 2007 was $0, and for the year ended December 31, 2006 was $22,500. The services comprising these fees include tax consulting and submitting tax returns.

All Other Fees

The aggregate fees billed for all other professional services rendered by Demetrius & Company, L.L.C. for the year ended December 31, 2007 was $15,000 and for the year ended December 31, 2006 was $12,047. These fees related to a 401(k) plan audit in 2007 and work performed on consents on Form S-8 Registrations in 2006.

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

Date:	March 31, 2008	HENRY BROTHER ELECTRONICS, INC.

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

SIGNATURE

Date:	March 31, 2008	/s/ James E. Henry

James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Date:	March 31, 2008	/s/ Brian Reach

Brian Reach
Vice Chairman, President, Chief Operating Officer,
Secretary and Director

Date:	March 31, 2008	/s/ John P. Hopkins

John P. Hopkins
Chief Financial Officer

Date:	March 31, 2008	/s/ Joseph P. Ritorto

Joseph P. Ritorto
Director

Date:	March 31, 2008	/s/ Robert L. DeLia Sr.

Robert L. DeLia Sr.
Director

Date:	March 31, 2008	/s/ David Sands

David Sands
Director

Date:	March 31, 2008	/s/ James W. Power

James W. Power
Director

Date:	March 31, 2008	/s/ Richard D. Rockwell

Richard D. Rockwell
Director

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, in 2007, Henry Bros. Electronics Inc. and Subsidiaries adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

In connection with our audit of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia PC

March 29, 2008 Edison, New Jersey

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 18, the Company has corrected the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, changes is stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey

October 17, 2007

F-1.1

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2007	2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,277,450	$199,853
Accounts receivable-net of allowance for doubtful accounts	13,306,558	13,628,358
Inventory	1,460,931	1,707,933
Costs in excess of billings and estimated profits	3,195,039	4,643,469
Deferred tax asset	739,563	906,255
Retainage receivable	1,708,125	1,390,468
Prepaid expenses and income tax receivable	900,924	454,801
Other assets	315,081	290,079

Total current assets	24,903,671	23,221,216

Property and equipment - net of accumulated depreciation	2,408,640	2,402,394
Goodwill	3,379,030	3,316,530
Intangible assets - net of accumulated amortization	1,183,547	1,436,414
Deferred tax asset	306,224	166,262
Other assets	150,458	151,145

TOTAL ASSETS	$32,331,570	$30,693,961

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$8,157,774	$5,973,047
Accrued expenses	3,128,965	4,786,203
Accrued taxes	139,403	58,914
Billings in excess of costs and estimated profits	1,577,002	1,167,259
Deferred income	206,460	476,775
Current portion of long-term debt	634,948	505,028
Revolving loan	3,635,897	—
Other current liabilities	451,490	252,881

Total current liabilities	17,931,939	13,220,107

Long-term debt, less current portion	465,539	3,463,236

TOTAL LIABILITIES	18,397,478	16,683,343

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,926,065 shares issued and outstanding in 2007 and 5,916,065 in 2006	59,261	59,161
Additional paid in capital	17,165,892	16,900,653
Accumulated deficit	(3,291,061)	(2,949,196)

TOTAL EQUITY	13,934,092	14,010,618

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$32,331,570	$30,693,961

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2007	2006	2005
			(Corrected)

Revenue	$57,852,216	$42,132,852	$42,156,188
Cost of revenue	45,575,305	31,586,736	31,581,187

Gross profit	12,276,911	10,546,116	10,575,001

Operating expenses:
Selling, general and administrative expenses	12,196,330	11,952,477	8,422,193
Goodwill and intangible asset impairment charges	43,999	1,191,000	44,999

Operating (loss) profit	36,582	(2,597,361)	2,107,809

Interest income	73,493	19,515	12,507
Other expense	(191)	(674)	(3,780)
Interest expense	(349,907)	(103,923)	(84,985)

(Loss) income before tax expense	(240,023)	(2,682,443)	2,031,551

Provision for (benefit from) income taxes	63,281	(422,305)	893,577

Net (loss) income after taxes	$(303,304)	$(2,260,138)	$1,137,974

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) earnings per common share	$(0.05)	$(0.39)	$0.20

Weighted average common shares	5,768,864	5,749,964	5,739,398

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) earnings per common share	$(0.05)	$(0.39)	$0.20

Weighted average diluted common shares	5,768,864	5,749,964	5,773,097

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock par value $.01 10,000,000 Authorized		Additional Paid-in Capital	Deferred Comp- ensation	Retained Earnings	Total

	Shares	Amount

Balance at December 31, 2004 (Corrected)	5,739,398	$57,394	$16,602,366	$(178,942)	$(1,827,032)	$14,653,786

Value of stock option grants			355,142	(355,142)		—

Amortization of value assigned to stock option grants				191,206		191,206

Shares issued in connection with the acquisition of Securus, Inc.	150,001	1,500	(1,500)			—

Net income for 2005 (Corrected)					1,137,974	1,137,974

Balance at December 31, 2005 (Corrected)	5,889,399	58,894	16,956,008	(342,878)	(689,058)	15,982,966

Employee stock options exercised	6,666	67	30,930			30,997

Value of stock option grants			230,267	(230,267)		—

Shares issued in connection with the acquisition of CIS Security Systems	20,000	200	67,000			67,200

Stock option expense				189,593		189,593

Net loss for December 31, 2006					(2,260,138)	(2,260,138)

Balance at December 31, 2006	5,916,065	59,161	17,284,205	(383,552)	(2,949,196)	14,010,618

Reclassification of deferred stock compensation upon adoption of SFAS 123 R			(383,552)	383,552		—

Cumulative effect for adoption of Fin 48					(38,561)	(38,561)

Shares issued in connection with the acquisition of CIS Security Systems	10,000	100	37,400			37,500

Stock option expense			227,839			227,839

Net loss for December 31, 2007					(303,304)	(303,304)

Balance at December 31, 2007	$5,926,065	$59,261	$17,165,892	$—	$(3,291,061)	$13,934,092

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2007	2006	2005 (Corrected)

Cash flows from operating activities:
Net (loss) income	$(303,304)	$(2,260,138)	$1,137,974
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Depreciation and amortization	899,325	699,559	647,243
Bad debt expense	41,123	172,402	453,889
Provision for obsolete inventory	180,000	384,000	—
Impairment charges	43,999	1,191,000	44,999
Stock option expense	227,839	189,593	191,106
Deferred income taxes	(26,730)	(386,007)	684,682
Changes in operating assets and liabilities:
Accounts receivable	280,677	(3,071,303)	(1,327,191)
Inventories	67,002	(801,540)	(353,296)
Costs in excess of billings and estimated profits	1,448,430	(1,484,855)	(525,876)
Retainage receivable	(317,657)	(180,454)	(857,967)
Other assets	(25,002)	(21,809)	(161,093)
Prepaid expenses and income tax receivable	(446,123)	(204,614)	220,210
Accounts payable	2,184,728	1,930,035	201,181
Accrued expenses	(1,576,749)	2,285,202	299,739
Billings in excess of cost and estimated profits	409,743	(9,554)	(174,485)
Deferred income	(270,315)	(93,714)	527,995
Other liabilities	198,609	19,587	—

Net cash provided by (used in) operating activities	3,015,594	(1,642,610)	1,009,110

Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(25,000)	(1,666,363)	(1,084,528)
Purchase of property and equipment	(652,704)	(1,393,001)	(211,542)

Net cash used in investing activities	(677,704)	(3,059,364)	(1,296,070)

Cash flows from financing activities:
Proceeds from issuance of common stock - net of fees	—	30,997	—
Net proceeds and (payments) from revolving bank lines	788,000	2,847,896	951,692
Proceeds from bank loans	—	186,500	—
Payments of bank loans	(206,602)	(217,810)	(1,545,171)
Repayments of other debt	(9,135)	(26,465)	(18,498)
Change in equipment financing	167,443	(96,977)	(78,349)

Net Cash provided by (used in) financing activities	739,706	2,724,141	(690,326)

Increase (decrease) in cash and cash equivalents	3,077,597	(1,977,833)	(977,286)
Cash and cash equivalents - beginning of period	199,853	2,177,686	3,154,972

Cash and cash equivalents - end of period	$3,277,450	$199,853	$2,177,686

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$331,924	$86,093	$84,985
Taxes	240,000	325,812	41,124
Non-cash investing and financing activities:
Equipment financed	359,040	250,493	151,154
Issuance of stock to acquire businesses	37,500	67,200	—
Value of stock options issued to employees	528,511	230,267	355,142

See accompanying notes to the consolidated financial statements.

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

The table below shows revenue percentage by geographic location for each of the years ended December 31:

	2007	2006	2005

New Jersey/New York	46%	44%	53%
California	20%	27%	23%
Texas	4%	3%	8%
Arizona	8%	7%	6%
Colorado (1)	9%	11%	2%
CIS - Virginia/Maryland (2)	8%	4%	—

Integration segment	95%	96%	92%
Specialty segment	7%	7%	9%
Inter-segment	-2%	-3%	-1%

Total revenue	100%	100%	100%

(1) Acquired October 10, 2005

(2) Acquired October 2, 2006

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition. All material intercompany transactions have been eliminated in consolidation.

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

          3. Training has been provided.

The majority of the Company’s projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer. Service contracts, which are separate and distinct agreements from project agreements, are billed either monthly or

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

quarterly. Accordingly, revenues from service contracts are recognized ratably over the length of the agreement.

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

(f) Trade Receivables and Allowance for Doubtful Accounts

Trade receivables are stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts. The allowance is evaluated on a regular basis by management and is based upon historical experience with the customer, the aging of the past due amounts and the relationship with and economic status of our customers. The evaluation is based upon estimates taking into account the facts and circumstances at the time of the evaluation. Actual uncollectible accounts could exceed the Company’s estimates and changes to its estimates will be accounted for in the period of change. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Asa condition of the waiver associated with the bank covenants in default, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable (See Note 8).

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(g) Inventory

Inventory is stated at the lower of cost or market value. Cost has been determined using the first-in, first-out method. Inventory quantities on-hand are regularly reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

(Sh) Retainage Receivable

Retainage receivables represent balances billed but not paid pursuant to retainage provisions of the project contracts and will be due and payable upon completion of specific tasks or the completion of the contract.

(i) Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over estimated useful lives of five to seven years. Leasehold improvements are amortized over the shorter of related lease term or the estimated useful lives. Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income. Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value. There was no impaired property and equipment in 2007, 2006 and 2005.

(j) Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete. Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition.

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial and Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”. In accordance with that statement, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the Company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis. The Company recorded an impairment charge of $43,999, $0, and $44,999 for the write down of trade names, customer lists and service contract rights for the years ended December 31, 2007, 2006 and 2005, respectively.

(k) Goodwill

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit,a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. The Company determines the reporting unit by analyzing geographic region, as management evaluates the Company’s performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142. In 2007 and 2005, no charges to operations resulted from management’s goodwill impairment evaluation. However, based upon our 2006 evaluation, the Company took a charge to operations of $1.2 million (or$.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market.

(l) Concentrations of Credit Risk

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

Credit risk is generally diversified due to the large number of customers that make up the Company’s customer base and their geographic dispersion. The Company performs an ongoing credit evaluation of its customers. In 2007, billings to one customer represented 12.0% of the Company’s consolidated revenue or 12.3% of revenue from the Integration segment. In 2007, accounts receivable from one customer represented 14.8% of the Company’s consolidated accounts receivable. Revenues from local government agencies were 39.8%, 22.6% and 39% of total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.

There area few vendors from whom we obtain devices and software for specific access control, imaging, remote transmission, smart key and mobile applications. The loss of any one of these

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

companies as suppliers could have a materially adverse impact on our business, financial condition and results of operations if we are unable to develop or acquire new technologies from other sources. W e believe there are alternative vendors to source such products.

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

(m) Income Taxes

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

(n) Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2007.

(o) Advertising Costs

The Company expenses advertising cost when the advertisement occurs. Total advertising expenses amounted to approximately $63,759, $67,542 and $40,346 for the years ended December 31, 2007, 2006 and 2005, respectively.

(p) Stock Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared Based Payment,” (SFAS No. 123R). SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

(q) Warranty

The Company offers warranties on all products, including parts and labor that ranges from one to three years, depending upon the product. For products made by others, the Company passes along the manufacturer’s warranty to the end user. For the years ended December 31, 2007, 2006 and 2005, warranty expense was approximately $44,868, $34,490 and $49,231, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(r) Net (Loss) Earnings Per Share

The computation of basic (loss) earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted (loss) earnings per share includes the dilutive effects of common stock equivalents of options and warrants. Potentially dilutive securities are not included in earnings per share for the years ended December 31, 2007 and 2006 as their inclusion would be antidilutive.

The following securities were not included in the computation of diluted net (loss) earnings per share as their effect would have been anti-dilutive:

	December 31,

	2007	2006	2005

Options to purchase common stock	50,834	1,149	—

Shares issued in connection with the acquisition of Securus Inc., held in escrow	150,001	150,001	—

(s) Segment Information

FASB issued Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“Statement 131”), that establish standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company has identified two operating segments in which it operates; Security Systems Integration (“Integration”) and Specialty Products and services (“Specialty”). The Integration segment provides design, installation and support services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. The Specialty Products and Services segment (“Specialty”) includes the Company’s emergency preparedness planning programs business and its wireless business specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications.

Each of the Company’s segments market nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and, to a smaller extent, maintenance service revenue.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(t) Recently Adopted Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Under FIN 48, the tax effects of a position should be recognized only if it is “more-likely-than-not” to be sustained on examination by the taxing authorities, based on its technical merits as of the reporting date. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted the provisions of FIN 48 as of January 1, 2007, but this did not have a material impact on the financial statements.

On September 13, 2006, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The SEC staff concludes in SAB 108 that materiality should be evaluated using both the “rollover” and “iron curtain” methods. Registrants are required to comply with the guidance in SAB 108 in financial statements for fiscal years ending after November 15, 2006. As disclosed in the 2006 Form 10-K, certain deficiencies in the accounting for income taxes were identified that pertained to years 2002 through 2005. After analyzing the materiality of the impact arising from these deficiencies in accordance with the provisions of SAB 108 (See Note 18), management concluded that the Consolidated Financial Statements for the years ended December 31, 2005 and 2004, and the Selected Financial Data for the years ended December 2002 through 2005, needed to be corrected in order to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by $(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $549,262, $580,032, $533,648, and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(u) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued No. 157, Fair Value Measurements (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. On February 12, 2008 the FASB issued Financial Staff Position (“FSP”) No. 157-2 which deferred the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for item within the scope of the FSP. The Company is currently quantifying the impact of SFAS No. 157.

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

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and impairment tests, among other issues. Upon completion of these standards, the Company will need to re-evaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

2. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,

	2007	2006

Completed contracts, including retentions	$2,665,882	$7,002,134
Contracts in progress:	11,451,264	7,610,015

	14,117,146	14,612,149
Less: Allowance for doubtful accounts	810,588	983,791

	$13,306,558	$13,628,358

At December 31, 2007 and 2006, the largest accounts receivable from any one customer represented 14.8% and 9.7% of the net accounts receivable, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

3. COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billing on uncompleted contracts consisted of the following:

	December 31,

	2007	2006

Cost incurred on uncompleted contracts	$43,011,153	$38,769,725
Billings on uncompleted contracts	41,393,116	35,293,515

	$1,618,037	$3,476,210

Included in accompanying Balance Sheets under the following captions:

	December 31,

	2007	2006

Costs in excess of billings and estimated profits	$3,195,039	$4,643,469
Billing in excess of costs and estimated profits	1,577,002	1,167,259

	$1,618,037	$3,476,210

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

4. INVENTORY

Inventories consisted of the following:

	December 31,

	2007	2006

Component parts	$194,669	$434,282
Finished goods	1,861,801	1,689,190

	2,056,470	2,123,472
Less: Valuation allowance	(595,539)	(415,539)

Net inventory	$1,460,931	$1,707,933

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,

	2007	2006

Office equipment	$468,046	$432,519
Demo and testing equipment	144,376	133,448
Automotive equipment	1,797,947	1,582,834
Computer equipment	1,420,511	1,239,364
Machinery and equipment	618,728	372,565
Leasehold improvements	367,686	500,325

	4,817,294	4,261,055
Less: Accumulated depreciation	(2,408,654)	(1,858,661)

	$2,408,640	$2,402,394

Depreciation expense was $689,884, $515,972 and $488,899 for the years ended December 31, 2007, 2006 and 2005, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Equipment under capital leases included in Property and Equipment are as follows:

	December 31,

	2007	2006

Automotive equipment	$871,032	$511,992
Less: Accumulated depreciation	(313,590)	(137,475)

	$557,442	$374,517

6. GOODWILL

Goodwill consisted of the following:

	December 31

	2007	2006

National Safe of California, Inc.	$483,753	$483,753
Photo Scan Systems, Inc.	472,475	472,475
Henry Bros. Electronics, LLC (Arizona)	317,114	317,114
Airolite Communications, Inc.	250,034	250,034
Securus, Inc.	971,210	971,210
CIS Security Systems Corp.	846,150	783,650
Southwest Securityscan, Inc.	38,294	38,294

	$3,379,030	$3,316,530

In 2007 and 2005, no charges to operations resulted from management’s goodwill impairment evaluation. However, based upon the Company’s 2006 goodwill evaluation under the requirements of FAS 142, the Company took a charge to operations of $1.2 million (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market (National Safe of California).

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

7. INTANGIBLE ASSETS

Intangible assets consist of the following:

	Acquired Customer List	Service Rights	Covenant Not to Compete	Trade Name	Total Amortizable Intangibles	Trade Name	Total Intangibles

Gross carrying value:
December 31, 2004	$426,248	$473,208	$287,773	$—	$1,187,229	$315,114	$1,502,343
Additions (deletions)	260,000	—	—	80,000	340,000	—	340,000
Impairment charge	(17,742)	(36,559)	—	—	(54,301)	—	(54,301)

December 31, 2005	$668,506	$436,649	$287,773	$80,000	$1,472,928	$315,114	$1,788,042
Additions (deletions)	291,492	—	—	—	291,492	—	291,492
Impairment charge	—	—	—	—	—	—	—

December 31, 2006	959,999	436,648	287,773	80,000	1,764,420	315,114	2,079,534
Additions (deletions)	—	—	—	—	—	—	—
Impairment charge	—	—	—	(43,999)	(43,999)	—	(43,999)

December 31, 2007	959,999	436,648	287,773	36,001	1,720,421	315,114	2,035,535

Accumulated amortization:
December 31, 2004	(71,040)	(100,527)	(138,924)	—	(310,491)	—	(310,491)
2005 Amortization	(38,879)	(54,829)	(60,636)	(4,000)	(158,344)	—	(158,344)
Impairment charge	4,651	4,651	—	—	9,302	—	9,302

December 31, 2005	(105,268)	(150,705)	(199,560)	(4,000)	(459,533)	—	(459,533)
2006 Amortization	(67,583)	(37,759)	(62,245)	(16,000)	(183,587)	—	(183,587)
Impairment charge	—	—	—	—	—	—	—

December 31, 2006	(172,852)	(188,464)	(261,805)	(20,000)	(643,120)	—	(643,120)
2007 Amortization	(118,702)	(48,197)	(25,968)	(16,001)	(208,868)	—	(208,868)
Impairment charge	—	—	—	—	—	—	—

December 31, 2007	(291,554)	(236,661)	(287,773)	(36,001)	(851,988)	—	(851,988)

Net carrying value	$668,445	$199,987	$—	$—	$868,433	$315,114	$1,183,547

Weighted average life in years	11	6	3	5	6

Amortization expense was $208,868, $183,587 and $158,344 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future amortization expense for the next five years is as follows:

December 31

2008	$166,899
2009	151,176
2010	151,176
2011	151,176
2012	151,176

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

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (7.25%, 8.25% and 7.25% at December 31, 2007, 2006 and 2005, respectively) through April 30, 2009, when all amounts outstanding under the Revolving loan come due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension. In March 2008 TD Banknorth provided the Company an additional one year extension. The Revolver Loan now comes due on April 30, 2009.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,729.65 commencing July 30, 2005 and continuing through June 30, 2010. Interest under the Term Loan is 6.75%.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at December 31, 2007. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on March 28, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable. Long-term debt included the following balances:

Long-term debt included the following balances:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

	December 31,

	2007	2006

Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$324,520	$531,122

Revolving line at the prime rate of interest, payable in monthly installments thru May 1, 2009	3,635,897	2,847,897

Corporate insurance financed at 8.49% in monthly installments thru October 1, 2008	172,807	162,397

Capitalized lease obligations due in monthly installments, with interest ranging from 6.4% to 11.7%	595,587	399,731

Other miscellaneous debt	7,573	27,117

	4,736,384	3,968,264
Less: Current Portion	(634,948)	(505,028)
Revolving loan	(3,635,897)	—

	$465,539	$3,463,236

The weighted average prime interest rate for the years ended December 31, 2007, 2006 and 2005 were 8.1%, 7.9% and 6.4%, respectively.

Aggregate maturities of all outstanding debt at December 31, 2007:

2008	$4,270,845
2009	267,811
2010	123,995
2011	73,733

$4,736,384

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Obligations Under Capital Leases:

Future minimum lease payments for assets under capital leases outstanding at December 31, 2007:

2008	$267,956
2009	174,541
2010	146,407
2011	62,374

651,278
Less: Amount representing interest	(55,691)

Present value of net minimum lease payments	$595,587

9. INCOME TAXES

The tax provision consists of the following:

	Years Ended December 31

	2007	2006	2005

Federal
Current	$5,869	$(130,790)	$112,790
Deferred	24,465	(318,002)	594,579

	30,334	(448,792)	707,369

State
Current	63,934	94,492	95,945
Deferred	(30,987)	(68,005)	90,263

	32,947	26,487	186,208

	$63,281	$(422,305)	$893,577

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The components of the deferred tax asset (liability) as of December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred Tax Asset:
Allowance for Doubtful Accounts	$313,385	$398,548
Accrued Absences	220,139	280,475
Accrued warranty	188,922	125,554
Depreciation		13,871
Inventory	230,855	137,748
Deferred Rent	20,622	—
Stock Compensation	64,217	54,267
Unearned Maintenance	40,131	213,296
Intangible assets	—	—
Net Operating loss carry forward	592,281	526,406

Total Deferred Tax Asset	1,670,552	1,750,165

Deferred Tax Liability:
Deferred Revenue	(274,490)	(249,365)
Depreciation	(23,646)	—
Intangible Assets	(326,629)	(428,283)

Total Deferred Tax Liability	(624,765)	(677,648)

Net Deferred Tax	$1,045,787	$1,072,517

Short Term	739,563	906,255

Long Term	306,224	166,262

As of December 31, 2007, the Company generated a net operating loss carryforwards of approximately $377,000 available for carryforward through 2026. Additionally, there is approximately $1,040,000 of acquired NOL’s which are subject to various expiration dates. The acquired NOL’s are also subject to limitations in their use based on the value of the acquired company at the date of the change of ownership.

The Company also has State NOL’s of approximately $5.3 million for which a tax benefit of approximately $100,000 has been recorded in the schedule above. The state tax benefit is net of approximately $100,000 of a valuation allowance since the Company does not believe it is more likely than not they will be able to utilize all State NOL’s in the near future.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The provision for income taxes reported for the years ended December 31, differs from that computed using the United States statutory tax rate of 34% due to the following:

	Years Ended December 31

	2007	2006	2005

Provision (benefit) for taxes using statutory rate	$(81,608)	$(918,977)	$690,727
State taxes, net of federal tax benefit	10,823	17,481	122,897
Uncertain tax positions	8,539	—	—
State taxes, net of federal benefit - change in estimated rate	1,841	—	—
Change in Prior Year Deferred Tax Estimates - State	5,280	—	—
Change in Prior Year Deferred Tax Estimates - Federal	23,076	404,940	—
Permanent Differences:	—	58,501	40,081
Goodwill Impairment	14,960	15,750	39,872
Goodwill Tax Amortization	(8,651)	—	—
Qualified Stock Based Compensation	66,585	—	—
Other	22,435	—	—

Provision (Benefit) for Income Taxes	$63,281	$(422,305)	$893,577

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $38,561 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. As of December 31, 2007, the Company had $47,100 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the year ended December 31, 2007 is as follows:

Gross unrecognized income tax benefits at January 1, 2007	$38,561
Additions for tax positions of the current year	—
Additions for tax positions of prior years (interest only)	8,539
Reductions for tax positions of prior years for:
Settlements during the period	—
Lapses of applicable statue of limitations	—

Gross unrecognized income tax benefits at December 31, 2007	$47,100

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The Company has identified its federal consolidated tax return and its state tax returns in New York, New Jersey and California as major tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2004 through 2006 tax years. The periods subject to examination for the Company’s state returns in New York, New Jersey and California are years 2004 through 2006. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. At December 31, 2007, the Company recognized approximately $12,092 in potential interest and penalties associated with uncertain tax positions. The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

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

On May 10, 2002, the Board of Directors approved the 2002 Incentive Stock Option Plan (the “2002 Plan”), which the shareholders subsequently approved on October 28, 2002. On August 2, 2006, the Board of Directors approved the 2006 Stock Option Plan (the 2006 Plan”), which the shareholders subsequently approved on November 1, 2006. On November 8, 2007, the Board of Directors approved the 2007 Stock Option Plan (the “2007 Plan”), which the shareholders subsequently approved on November 12, 2007.

The 2002, 2006 and 2007 Plans (collectively “the Plans”) allow the granting of incentive stock options or non-qualified stock options to the Company’s employees, directors and consultants, up to a maximum of 230,000, 250,000 and 250,000 shares of its common stock for the 2002, 2006 and 2007 Plans, respectively. All stock options granted under the Plans will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant. The 2002 Plan will terminate on May 9, 2012, the 2006 Plan will terminate on August 2, 2016, and the 2007 Plan will terminate on November 8, 2017, or such earlier date as the Board of Directors may determine. Any option outstanding at the termination date will remain outstanding until it

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

expires or is exercised in full, whichever occurs first. The exercise price of the stock option will be at fair market value. Vesting is at the discretion of the Compensation Committee. The Plans allow for immediate vesting if there is a change of control. As of December 31, 2007, in total, 287,909 options are available for future grant under the 1999, 2002 and 2006 Plans. The Company charged $227,839, $189,593 and $191,206 to operations for the years ended December 31, 2007, 2006 and 2005, respectively, for the fair value of those options granted subsequent to January 1, 2003.

A summary of stock option activity under the Plan’s follows:

	Number of Shares		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

December 31, 2005	471,375	240,375	5.95	6.70
Granted at market	256,000		3.90
Exercised	(6,666)		4.65
Terminated	(50,109)		5.65

December 31, 2006	670,600	290,435	5.17	6.37
Granted at market	309,800		4.32
Exercised	—
Terminated	(63,500)		5.39

December 31, 2007	916,900	354,620	4.87	5.68

A summary of the status of the Company’s nonvested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	380,165	1.67

Granted in 2007	309,800	2.16

Vested in 2007	(84,215)	1.75

Forfeited (nonvested)	(43,470)	2.09

Nonvested at December 31, 2007	562,280	1.91

As of December 31, 2007, there was $684,224 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. That cost is expected to be recognized over a weighted-average period of 4.2 years.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The aggregate fair value of options outstanding at December 31, 2007, was $ 1,704,413 and had a weighted-average remaining contractual life of 2.5 years. Of these options outstanding, 354,620 were exercisable and 502,148 were expected to vest, and had an aggregate fair value of $949,060 with a weighted-average remaining contractual life of 4.0 years. The following table provides information related to options exercised during the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Total intrinsic value	—	39,596	—
Cash received upon exercise	—	30,997	—
Related tax benefits realized	—	2,924	—

Stock based compensation is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2007	2006	2005

Expected Life (years)	3	3	3
Expected volatility	52.5%	36.8%	33.0%
Risk-free interest rates	3.8%	4.2%	3.9%
Dividend Yield	—	—	—
Weighted-average grant-date fair value	$2.16	$1.44	$1.78

The assumptions above are based on multiple factors, including historical exercise patterns of employees with respect to exercise and post-vesting employment termination behaviors, expected future exercise patterns for these employees and the historical volatility of our stock price. The expected term of options granted is derived using company-specific, historical exercise information and represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

11. STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200. The Company issued an additional 10,000 shares of its restricted common stock in 2007 to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended. In addition, the selling shareholder may earn an additional 60,000 shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

A total of 1,203,809 common shares are reserved for exercise of employee stock options and warrants as of December 31, 2007.

12. COMMITMENTS

Leases - The Company leases its office and warehouse facilities under operating leases that expire through 2016. Future minimum rental payments, under non-cancelable leases as of December 31, 2007, are as follows:

2008	$774,536
2009	712,718
2010	627,823
2011	423,318
2012	286,213
Thereafter	823,338

Total	$3,647,946

Rent expense under operating leases were approximately $754,000, $663,000 and $421,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

13. EMPLOYEE BENEFIT PLAN

As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the “401-K Plan”). The Company has implemented a match for 2008 whereby the Company will match 25% of employee’s contributions, up to 10% of the employees salary, with a maximum match of $750. As of September 1, 2003, the Company decided to discontinue matching employee contributions to the 401-K Plan but announced to its employees that it will resume discretionary matches in 2008. The Company’s contributions to the employees’ accounts vest equally over three years and the employee contribution to their own account vests immediately. There were no Company matching contributions to the 401-K plan during 2007, 2006 or 2005.

14. RELATED PARTY TRANSACTIONS

In 2007 and 2006, the Company had revenues of $546,375 and $678,138 principally associated

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

with an integrated security systems project with First Aviation Services, Inc. (“First Aviation”). Joseph P. Ritorto, a member of our Board of Directors since January 2002, is co-founder of First Aviation. The outstanding accounts receivable due from First Aviation at December 31, 2007 was $124,863.

15. CONTINGENT LIABILITIES

In July 2007 an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. His family has commenced litigation against the Company employee who was driving the vehicle, as well as the Company. The litigation is still in an early stage. While the Company believes any recovery would be fully covered by its insurance, there can be no assurance to that effect.

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s consolidated financial statements.

16. SEGMENT DATA

Selected information by business segment is presented in the following tables for the years ended December 31:

	For the year ended December 31,

	2007	2006	2005

Revenue
Integration	$56,332,837	$40,606,101	$38,848,317
Specialty	2,147,355	2,766,024	3,890,952
Inter-segment	(627,976)	(1,239,273)	(583,081)

Total Revenue	$57,852,216	$42,132,852	$42,156,188

Operating (Loss) Profit
Integration	$3,159,353	$144,229	$2,928,282
Specialty	(544,471)	(751,919)	574,920
Corporate	(2,578,300)	(1,989,671)	(1,395,393)

Total Operating (Loss) Profit	$36,582	$(2,597,361)	$2,107,809

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Selected balance sheet information by business segment is presented in the following table as of December 31:

	December 31,

	2007	2006

Total Assets:
Integration	$26,821,570	$28,209,608
Specialty	1,198,340	1,421,956
Corporate	4,311,660	1,062,397

Total Assets	$32,331,570	$30,693,961

17. ACQUISITIONS

On October 10, 2005 we acquired Securus, Inc. (“Securus”), a privately held company established in 1969, having offices in Denver and Colorado Springs, Colorado. Securus designs, installs and maintains physical electronic security systems for government and commercial enterprises. Securus will be included as part of our Integration business segment.

Under the terms of the Stock Purchase Agreement with the Securus shareholders, pursuant to which we acquired all of the issued and outstanding stock of Securus, we paid an aggregate purchase price of $1,110,000 comprised of $770,000 cash to the selling shareholders, the assumption and subsequent repayment of $240,000 of Securus bank debt and incurred approximately $100,000 in transactions costs. We also issued and placed into escrow 150,001 shares of our common stock which may be earned out through December 31, 2010, based upon the aggregate value of the earnings before interest and tax (“EBIT”) to $2,960,000. In addition, the selling shareholders may earn an additional amount of up to $200,000 based upon one third of the aggregate EBIT earned in excess of $2,960,000 thru December 31, 2010.

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values as follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Cash and cash equilivalents	$31,009
Accounts receivable - net	645,016
Inventory	95,859
Cost in excess of billings	135,130
Other assets	80,443

Total current assets	987,457
Property and equipment - net	24,368
Amortizable intangible assets:
Customer relationship	260,000
Trademark and tradename	80,000
Deferred tax asset	306,770
Other assets	31,110

Total assets	1,689,705
Accounts Payables	(513,391)
Other current liabilities	(952,119)
Deferred tax liability	(136,000)

Net assets acquired	$88,195

The excess purchase price of $971,210 was assigned to goodwill.

Selected unaudited pro forma consolidated statements of income data for the year ended December 31, 2005 assuming that Securus was included in our results from the beginning of 2005 is as follows:

2005

Revenue	$45,888,287
Net Income	1,187,156

Earnings per share:
Basic	$0.21
Diluted	0.20

Weighted average common shares:
Basic	5,739,398
Diluted	5,889,399

The pro forma information is for illustrative purposes only, and does not necessarily indicate what the operating results of the combined companies would be had the acquisition actually occurred at the beginning of 2005, nor does it necessarily indicate the Company’s future operating results.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

On October 2, 2006, the Company consummated the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, for an aggregate purchase price of $1,545,973 ($850,000 in cash to the selling shareholder, the assumption and subsequent repayment of CIS debt in the amount of $603,364, the issuance of 20,000 shares of the Company’s $0.01 par value common stock valued at $67,200 and $25,409 in transaction costs). In addition, the selling shareholder may earn an additional amount up to $250,000 in cash and 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011. As of December 31, 2007, on a cumulative basis the selling shareholder has earned $25,000 in cash and 10,000 additional shares (valued at $37,500) of the Company’s common stock through the achievement of certain performance targets, which resulted in the $62,500 additional goodwill during the year ended December 31, 2007.

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

The excess purchase price of $846,150 was assigned to goodwill.

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

18. CORRECTION OF ERRORS:

As disclosed in the 2006 Form 10-K, certain deficiencies in the accounting for income taxes were identified that pertained to years 2002 through 2005. After analyzing the materiality of the impact arising from these deficiencies in accordance with the provisions of SAB 108 (See Note 1), management concluded that the Consolidated Financial Statements for the years ended December 31, 2005 and 2004, and the Selected Financial Data for the years ended December 2002 through 2005, needed to be corrected to reflect the proper accounting related to income taxes. The impact resulting from these corrections for income tax accounting that had an income statement impact was to increase (decrease) tax expense by $(29,696), $(125,618), $111,080, and $99,776, for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding increase or decrease to net tax liabilities. The impact resulting from these corrections for income tax accounting that only had a balance sheet impact was to increase net deferred tax liabilities by $549,262, $580,032, $533,648, and $533,648 for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, with a corresponding net increase to goodwill. Unadjusted differences were not material to 2006 or individually to the prior years.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results:

	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended Sept. 30	Fourth Quarter Ended Dec. 31 (1)

Year Ended December 31, 2007
Revenue	$10,871,301	$13,521,198	$15,861,239	$17,598,478
Gross profit	2,156,176	3,280,279	3,470,612	3,369,844
Net (loss) income	(820,415)	150,044	328,040	39,027

(Loss) earnings per share
Basic	$(0.14)	$0.03	$0.06	$0.01
Diluted	(0.14)	0.03	0.05	0.01

Year Ended December 31, 2006
Revenue	$9,144,828	$10,139,969	$8,281,405	$14,566,650
Gross profit	2,938,175	2,212,794	2,087,193	3,307,954
Net (loss) income	101,687	(393,999)	(528,815)	(1,439,011)

(Loss) earnings per share
Basic	$0.02	$(0.07)	$(0.09)	$(0.25)
Diluted	0.02	(0.07)	(0.09)	(0.25)

(1) Fourth quarter 2007 not previously reported.

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1. The sum of the quarters may not be equal to the full year earnings per share amount.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period

Year ended December 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$983,791	$41,123	$—	$214,327	$810,587
Inventory allowance	415,539	180,000	—	—	595,539
Warranty reserve	392,307	44,868	—	44,955	392,220
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	811,389	206,894	—	34,492	983,791
Inventory allowance	31,539	384,000	—	—	415,539
Warranty reserve	393,405	34,490	—	35,588	392,307
Year ended December 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	357,500	421,239	32,650	—	811,389
Inventory allowance	50,000	55,000	—	73,461	31,539
Warranty reserve	351,451	43,950	—	1,996	393,405

S - 1

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-K:

Exhibit Number	Description of Document	Method of Filing

3.1 —	Certificate of Incorporation of the Company	(1)

3.2 —	By-laws of the Company	(1)

3.3 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 5, 2001	(2)

3.4 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 28, 2001	(2)

3.5 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 9, 2005	(3)

3.6 —	Amended and Restated By-laws of the Company, filed on August 9, 2005	(3)

4.1 —	Specimen Common Stock Certificate of the Company	(4)

10.1 —	2002 Stock Option Plan	(5)

10.5 —	1999 Incentive Stock Option Plan and form of Stock Option Agreement	(1)

10.8 —	Office Lease between the Company and Eagle-DFW, Inc	(6)

10.11 —	Agreement between the Company and Administaff, Inc	(7)

10.12 —	Loan Agreement between the Company and Hudson United Bank	(8)

10.13 —	Stock Purchase Agreement between the Company and Securus, Inc	(9)

10.14 —	Office Lease between the Company and C.K. Bergen Holdings, LLC	(10)

10.15 —	Stock Purchase Agreement between the Company and CIS Security Systems, Corporation	(11)

10.16 —	2006 Stock Option Plan	(12)

10.17 —	2007 Stock Option Plan	(5)

14.1 —	Code of Ethics	(13)

14.2 —	Nominating Committee Charter	(14)

14.3 —	Audit Committee Charter	(14)

21.1 —	List of Subsidiaries	(*)

23.1 —	Consent of Amper, Politziner & Mattia PC	(*)

23.2 —	Consent of Demetrius & Company, LLC	(*)

24 —	Power of Attorney (included on signature page (hereto)	(*)

31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a- 14 (a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

31.2 —	Certification of Chief Operating Officer pursuant to Rule 13a- 14 (a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

31.3 —	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)

32 —	Section 1350 Compliance	(*)

99 —	Audit Committee Report	(*)

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

(1) Incorporated by reference to the Registration Statement on Form SB-2 File No. 333-94477, filed with the Securities and Exchange Commission on January 12, 2002(The “Registration Statement”).

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

(3) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 9, 2005.

(4) Incorporated by reference to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on November 13, 2001.

(5) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 27, 2002 for the 2002 Stock Option Plan and on November 9, 2007 for the 2007 Stock Option Plan.

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

(14) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on July 5, 2005.

(15) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on November 9, 2007.

(*) Filed herewith.