Form 10-Q
period 2008-03-31
Henry Bros. Electronics, Inc.
filed 2008-05-15
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s Common Stock, as of the latest practicable date: 5,922,865 shares of common stock, $.01 par value per share, as of May 9, 2008.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2008	(Audited) December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,467,799	$3,277,450
Accounts receivable-net of allowance for doubtful accounts of $899,398 at March 31, 2008 and $810,588 at December 31, 2007	13,073,331	13,306,558
Inventory	1,453,153	1,460,931
Costs in excess of billings and estimated profits	4,236,271	3,195,039
Deferred tax asset	793,338	739,563
Retainage receivable	1,264,414	1,708,125
Prepaid expenses and income tax receivable	892,705	900,924
Other assets	324,104	315,081

Total current assets	25,505,115	24,903,671

Property and equipment - net of accumulated depreciation of $2,549,330 at March 31, 2008 and $2,408,654 at December 31, 2007	2,329,262	2,408,640
Goodwill	3,404,030	3,379,030
Intangible assets - net of accumulated amortization	1,141,827	1,183,547
Deferred tax asset	189,324	306,224
Other assets	154,394	150,458

TOTAL ASSETS	$32,723,952	$32,331,570

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,949,179	$8,157,774
Accrued expenses	3,126,344	3,128,965
Accrued taxes	256,247	139,403
Billings in excess of costs and estimated profits	1,728,287	1,577,002
Deferred income	231,697	206,460
Current portion of long-term debt	553,607	634,948
Revolving loan	3,635,898	3,635,897
Other current liabilities	529,980	451,490

Total current liabilities	18,011,239	17,931,939

Long-term debt, less current portion	395,301	465,539

TOTAL LIABILITIES	18,406,540	18,397,478

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized; 5,922,865 and 5,926,065 shares issued and outstanding in 2008 and 2007, respectivly	59,229	59,261
Additional paid in capital	17,265,287	17,165,892
Accumulated deficit	(3,007,104)	(3,291,061)

TOTAL EQUITY	14,317,412	13,934,092

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$32,723,952	$32,331,570

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Three months ended March 31,

	2008	2007

Revenue	$15,906,046	$10,871,301
Cost of revenue	12,363,061	8,715,125

Gross profit	3,542,985	2,156,176
Operating expenses:
Selling, general & administrative expenses	2,983,058	3,264,167

Operating profit (loss)	559,927	(1,107,991)

Interest income	30,044	6,941
Other income (expense)	4,214	(259)
Interest expense	(76,733)	(70,457)

Income (loss) before tax expense	517,452	(1,171,766)
Provision for (benefit from) income taxes	233,495	(351,351)

Net income (loss)	$283,957	$(820,415)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share	$0.05	$(0.14)

Weighted average common shares	5,776,064	5,749,964

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted earnings (loss) per common share:	$0.05	$(0.14)

Weighted average diluted common shares	5,880,721	5,749,964

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For three months ended March 31,

	2008	2007

Cash flows from operating activities:
Net income (loss)	$283,957	$(820,415)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	182,397	152,173
Bad debt expense	88,810	21,576
Provision for obsolete inventory	30,000	10,000
Stock option expense	54,000	48,905
Deferred tax expense (benefit)	63,125	(354,000)
Changes in operating assets and liabilities:
Accounts receivable	144,417	2,086,183
Inventory	(22,222)	(3,808)
Costs in excess of billings and estimated profits	(1,041,232)	196,201
Retainage receivable	443,711	36,413
Other assets	(9,023)	111
Prepaid expenses and income tax receivable	(804)	(504,789)
Accounts payable	(208,595)	716,684
Accrued expenses	114,223	(1,702,751)
Billings in excess of cost and estimated profits	151,285	243,934
Deferred income	25,237	(103,155)
Other liabilities	78,490	295,156

Net cash provided by operating activities	377,776	318,418

Cash flows from investing activities:
Purchase of business, net of cash acquired	(25,000)	—
Purchase of property and equipment	(75,378)	(95,222)
Proceeds from sale of property and equipment	5,000	—

Net cash used in investing activities	(95,378)	(95,222)

Cash flows from financing activities:
Recovery from Stockholder - net of legal fees	59,443	—
Net proceeds from revolving loan	—	238,000
Payments of long-term debt	(53,714)	(50,491)
Net repayments of other debt	(63,498)	32,095
Capitalized lease payments	(34,280)	(27,240)

Net cash (used in) provided by financing activities	(92,049)	192,364

Increase in cash and cash equivalents	190,349	415,560
Cash and cash equivalents - beginning of period	3,277,450	199,854

Cash and cash equivalents - end of period	$3,467,799	$615,414

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$76,733	$71,828
Taxes	$84,600	$175,500
Non-cash investing and financing activities:
Equipment financed	$20,000	$42,425

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock par value $.01 10,000,000 Authorized

			Additional Paid-in Capital
				Retained Earnings
	Shares	Amount			Total

Balance at December 31, 2007	5,926,065	$59,261	$17,165,892	$(3,291,061)	$13,934,092
Recovery from shareholder, net			59,443		59,443
Surrender shares to purchase fixed asset	(3,200)	(32)	(14,048)		(14,080)
Stock option expense			54,000		54,000
Net income March 31, 2008				283,957	283,957

Balance at March 31, 2008	5,922,865	$59,229	$17,265,287	$(3,007,104)	$14,317,412

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

1. Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of March 31, 2008, the results of its operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007. The Company’s December 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

As of March 31, 2008, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Description of Business:

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the three months ended March 31, 2008 and 2007:

	2008	2007

New Jersey/New York	47%	30%
California	21%	28%
Texas	4%	4%
Arizona	10%	9%
Colorado	9%	9%
CIS - Virginia/Maryland	8%	18%

Integration segment	99%	98%
Specialty segment	1%	2%
Inter-segment	—	—

Total revenue	100%	100%

2. Summary of Significant Accounting Policies:

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (the “Subsidiaries”). All significant intercompany balances and transactions have been eliminated in the consolidation.

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition, the carrying amount of property, plant and equipment, acquired intangibles and goodwill, valuation allowances for receivables, inventories and deferred income tax assets, warranties, and stock-based compensation. Actual results could differ from those estimates. There have been no significant changes to the Summary of Significant Accounting Policies disclosure contained in the Company’s Annual Report Form 10-K as of December 31, 2007.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

Recently Issued Accounting Pronouncements:

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

3. Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Contingent shares are excluded from basic earnings per share.

4. Stock Based Compensation

The Company charged $54,000 and $48,905 to operations for stock based compensation expense for the quarters ended March 31, 2008 and 2007, respectively.

A summary of stock option activity for the quarter ended March 31, 2008 under the Company’s various Stock Option Plan’s follows:

	Number of Shares		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

January 1, 2008	916,900	334,329	$4.87	$5.31

Granted at market	40,000		4.88

Exercised	—

Forfeited or expired	—

Outstanding At March 31, 2008	956,900	334,329	$4.87	$5.31

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The fair value of the Company’s stock option awards granted during the quarter ended March 31, 2008 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (years)	5
Expected volatility	48.17%
Risk-free interest rates	3.01
Dividend Yield	—
Weighted-average grant-date fair value	$4.88

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

5. Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	March 31, 2008	December 31, 2007

Cost incurred on uncompleted contracts	$54,960,018	$43,011,153
Billings on uncompleted contracts	52,452,034	41,393,116

	$2,507,984	$1,618,037

Included in accompanying Balance Sheets under the following captions:

	March 31, 2008	December 31, 2007

Costs in excess of billings and estimated profits	$4,236,271	$3,195,039
Billing in excess of costs and estimated profits	1,728,287	1,577,002

	$2,507,984	$1,618,037

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

6. Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Banknorth, N.A. (“TD Banknorth”, formerly known as Hudson United Bank) pursuant to which TD Banknorth extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Banknorth into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (5.25%) at March 31, 2008 and 8.25% at December 31, 2007) through April 30, 2009, when all amounts outstanding under the Revolving loan come due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension. In March 2008 TD Banknorth provided the Company an additional one year extension. The Revolving Loan now comes due on April 30, 2009.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continuing through June 30, 2010. Interest under the Term Loan is 6.75%.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at March 31, 2008 and December 31, 2007. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on May 14, 2008 and March 28, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

Long-term debt included the following balances:

	March 31, 2008	December 31, 2007

Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$270,806	$324,520

Revolving line at the prime rate of interest, payable in monthly installments thru May 1, 2009	3,635,898	3,635,897

Corporate insurance financed at 8.49% in monthly installments thru October 1, 2008	105,746	172,807

Capitilzed lease obligations due in monthly installments,with interest ranging from 6.4% to 11.7%	569,635	595,587

Other miscellaneous debt	2,721	7,573

	4,584,806	4,736,384
Less: Current Portion	(553,607)	(634,948)
Revolving loan	(3,635,898)	(3,635,897)

	$395,301	$465,539

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

7. Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending March 31, 2008. The Company’s overall effective tax rate during the three months ended March 31, 2008 is estimated to have been approximately 45%, as compared to a tax benefit during the same period last year due to the loss incurred for the three months ended March 31, 2007. The estimated overall effective income tax rate for fiscal 2008 has not been impacted by any material discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximate $38,561 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. There have been no significant changes in the quarter ended March 31, 2008.

8. Segment Data

          Selected information by business segment is presented in the following tables:

	For the three months ended March 31,

	2008	2007

Revenue
Integration	$15,798,688	$10,421,551
Specialty	153,237	449,750
Inter-segment	(45,879)	—

Total Revenue	$15,906,046	$10,871,301

Operating Profit (Loss)
Integration	$2,015,169	$(347,104)
Specialty	(605,325)	(127,061)
Corporate	(849,917)	(633,826)

Total Operating Profit (Loss)	$559,927	$(1,107,991)

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

Selected balance sheet information by business segment is presented in the following table as of:

	March 31, 2008	December 31, 2007

Total Assets:
Integration	$24,112,547	$26,821,570
Specialty	3,020,173	1,198,340
Corporate	5,591,232	4,311,660

Total Assets	$32,723,952	$32,331,570

9. Contingent Liabilities

In July 2007, an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. His family has commenced litigation against the former Company employee who was driving the vehicle, as well as the Company. The litigation is still in an early stage. While the Company believes any recovery would be fully covered by its insurance, there can be no assurance to that effect.

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s consolidated financial statements.

10. Recovery from Shareholder

During the quarter ended March 31, 2008, the Company was notified that a member of its Board of Directors, Richard D. Rockwell, was in technical violation of Section 16(b) of the Securities and Exchange Act of 1934 as a result of certain purchases and sales of the Company’s common stock in 2007. After a review of the details related to such trading, it was determined that certain trades made by Mr. Rockwell between September 27th and October 1, 2007 required the disgorgement of profits to the Company in the aggregate amount of $67,714. Such amount was paid to the Company by Mr. Rockwell on January 29, 2008. The Company also incurred legal fees of $8,271 to settle this matter.

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

To finance our acquisitions, we have used a combination of internally generated cash, Company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $270,806 was outstanding at March 31, 2008. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,898 at March 31, 2008. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

TRENDS

Excluding the effect from the L-3 Contract discussed below, we anticipate our overall average operating margins for our business to be 4% for the year ended December 31, 2008, as compared to an essentially breakeven operating margin in 2007 and (6.2)% in 2006. In addition, our revenue forecast for 2008 remains at $65 million, which is also exclusive of the effect from the L-3 Contract discussed below.

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

In March 2008, L-3 Communications (“L-3”) announced that it was awarded a contract by the U.S. Marines to supply Tactical Video Capture Systems at military training sites in the United States and overseas. As the prime contractor, L-3 will lead a team of suppliers, including Henry Bros Electronics., and seven other contractors also serving the project, in the implementation of L-3’s Praetorian next-generation, open-architecture 3D intelligent video observation system (the “L-3 Contract”). The Company will be the lead sub contractor in the team responsible for furnishing and installing the sensor elements of the system whose purpose is to enhance training effectiveness. This three-year contract is valued at more than $326 million, and we have a significant work share in this contract. During the second quarter we have begun conducting required site surveys in order to define the specific scope at the initial sites planned on being completed in 2008. Therefore, at this point is not known how much we will earn from the contract in 2008 and beyond.

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

Three Months Ended March 31, 2008 compared to March 31, 2007

	(Unaudited) Three months ended March 31,

	2008	2007	% change

Revenue	$15,906,046	$10,871,301	46.3%
Cost of revenue	12,363,061	8,715,125	41.9%

Gross profit	3,542,985	2,156,176	64.3%
Operating expenses:
Selling, general & administrative expenses	2,983,058	3,264,167	-8.6%

Operating profit (loss)	559,927	(1,107,991)	n/a

Interest income	30,044	6,941	332.8%
Other income (expense)	4,214	(259)	n/a
Interest expense	(76,733)	(70,457)	8.9%

Income (loss) before tax expense	517,452	(1,171,766)	n/a
Provision for (benefit from) income taxes	233,495	(351,351)	n/a

Net income (loss)	$283,957	$(820,415)	n/a

Revenue - Revenue for the three months ended March 31, 2008 was $15,906,046, representing an increase of $5,034,745 or 46.3%, as compared to revenue of $10,871,301 for the three months ended March 31, 2007. New Jersey’s revenues increased significantly as a result of work completed on the contracts for the large public agencies in the New York Metropolitan area. For the three months ended March 31, 2008, the Company experienced continued revenue improvement from our Arizona and Colorado subsidiaries, partially offset by a decline in revenue from our Virginia subsidiary.

Booked orders increased 29.3% to $11,743,316 in the first quarter of 2008 as compared to $9,081,353 in the first quarter of 2007. The Company’s backlog as of March 31, 2008 was $22,404,437. As has been the trend in the first quarter of each year, booked orders were below revenue for the three months ended March 31, 2008, resulting in a decrease in backlog from the December 31, 2007 balance 0f $26,567,167. However, as discussed above in “Trends”, our revenue forecast for 2008 remains at $65 million

Cost of Revenue - Cost of revenue for the three months ended March 31, 2008 was $12,363,061 as compared to $8,715,125 for the three months ended March 31, 2007. The gross profit margin for the three months ended March 31, 2008 was 22.3% as compared to 19.8% for the three months ended March 31, 2007, mainly resulting from stronger margins in our New Jersey and California operations. In the first quarter of 2007, New Jersey experienced a margin decline as the result of cost overruns on a number of installations. Similarly, California’s margins were lower in the first quarter 2007 compared to the same period in 2008, as the result of cost overruns on a number of projects that were quoted late in 2006 and early 2007. Also contributing to the improved margins in the first quarter of 2008 was a shift to higher margin jobs and improved labor utilization. Offsetting the improved margins were significant losses incurred by the Airorlite Subsidiary in order to complete work on certain open contracts.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,983,058 for the three months ended March 31, 2008 as compared to $3,264,167 for the three months ended March 31, 2007. This decrease of 8.6% or $281,109 was mainly attributable to higher labor utilization in the first quarter of 2008 versus the same period in the prior year discussed above, partially offset by higher bad debt expense and higher professional fees incurred in the three months ended March 31, 2008.

Interest Income – Interest income for the three months ended March 31, 2008 was $30,044 as compared to $6,941 for the three months ended March 31, 2007. This increase was attributable to higher cash balances during the three month period ended March 31, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended March 31, 2008 was $76,733 as compared to $70,457 for the three months ended March 31, 2007. The average outstanding debt balance was $573,442 higher in the three month period ended March 31, 2008 versus that in the three months ended March 31, 2007. The average prime rate of interest was 210 basis points lower in the 2008 period than it was in 2007.

Tax Expense (Benefit) – The effective tax rate for the three months ended March 31, 2008 was 45.1%, based upon income before tax expense of $517,452. For the three months ended March 31, 2007, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit of $351,351. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period.

Net Income (Loss) - As a result of the above noted factors our net income was $283,957 for the three months ended March 31, 2008 compared to a net loss of $(820,415) for the three months ended March 31, 2007. This resulted in diluted income per share of $0.05 on weighted average diluted common shares outstanding of 5,880,721 for the three months ended March 31, 2008, as compared to diluted loss per share of $(0.14) on weighted average diluted common shares outstanding of 5,749,964 for the three month period ended March 31, 2007.

Liquidity and Capital Resources - As of March 31, 2008, we had cash and cash equivalents of $3,467,799. Our net current assets were $7,493,876 at March 31, 2008 versus $6,971,732 at December 31, 2007. Total debt at March 31, 2008 was $4,584,806 compared to the December 31, 2007 balance of $4,736,384. Borrowings under the revolving credit facility were $3,635,898 at March 31, 2008. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. The Company was not in compliance with certain of these bank covenants at December 31, 2007 and March 31, 2008. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default on March 28, 2008 and May 14, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Cash provided by operating activities was $377,776 during the three months ended March 31, 2008. The most significant use of cash resulted from a net increase in costs in excess of billings and estimated profits of $1,041,232. This was partially offset by an decrease in accounts receivable of $144,417.

Cash used in investing activities was $95,377 and was for the purchase of property and equipment and an earn-out payment associated with the CIS acquisition.

Cash from financing activities used $92,050, of which $151,492 represents the repayments of bank loans and other debt, partially offset by a net recovery from shareholder of $59,443.

The anticipated cash flow from our base business is expected to be sufficient to support the initial funding of the L-3 Contract, as we will be incurring certain costs in advance of receiving firm orders from L-3. These costs will be deferred until such orders are received. However, in the interest of increasing our bonding line, providing for anticipated increased requirements for working capital, and positioning ourselves to be in a position to take advantage of strategic investment opportunities that come up from time-to-time, we intend to look at a range of financing alternatives later in the year.

          Critical Accounting Polices

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for year ended December 31, 2007. Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At March 31, 2008, there was $3,635,897 outstanding under this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2008. Based on such evaluation, such officers have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the first three months of 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

As of the quarter ended March 31, 2008 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Henry Bros. Electronics, Inc.

(Registrant)

Date: May 15, 2008	By: /s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer,
Treasurer and Director

Date: May 15, 2008	By: /s/ BRIAN REACH

Brian Reach

President, Secretary, Chief Operating
Officer and Director

Date: May 15, 2008	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer