Form 10-Q
period 2008-06-30
Henry Bros. Electronics, Inc.
filed 2008-08-14
CIK 1099918

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 1-16779

Henry Bros. Electronics, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	22-3690168 (I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s Common Stock, as of the latest practicable date: 5,922,865 shares of common stock, $.01 par value per share, as of August 10, 2008.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2008	(Audited) December 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,771,355	$3,277,450
Accounts receivable-net of allowance for doubtful accounts of $919,686 at June 30, 2008 and $810,588 at December 31, 2007	13,098,944	13,306,558
Inventory	1,295,321	1,460,931
Costs in excess of billings and estimated profits	4,210,954	3,195,039
Deferred tax asset	806,256	739,563
Retainage receivable	1,915,577	1,708,125
Prepaid expenses and income tax receivable	588,117	900,924
Other assets	323,829	315,081

Total current assets	26,010,353	24,903,671
Property and equipment - net of accumulated depreciation of $2,712,033 at June 30, 2008 and $2,408,654 at December 31, 2007	2,447,594	2,408,640
Goodwill	3,416,530	3,379,030
Intangible assets - net of accumulated amortization	1,100,105	1,183,547
Deferred tax asset	144,382	306,224
Other assets	150,953	150,458

TOTAL ASSETS	$33,269,917	$32,331,570

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$7,439,239	$8,157,774
Accrued expenses	3,864,776	3,128,965
Accrued taxes	—	139,403
Billings in excess of costs and estimated profits	2,000,855	1,577,002
Deferred income	202,231	206,460
Current portion of long-term debt	476,026	634,948
Revolving loan	3,635,897	3,635,897
Other current liabilities	489,418	451,490

Total current liabilities	18,108,442	17,931,939
Long-term debt, less current portion	448,802	465,539

TOTAL LIABILITIES	18,557,244	18,397,478

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 10,000,000 shares authorized;
5,922,865 and 5,926,065 shares issued and outstanding in 2008 and 2007, respectively	59,229	59,261
Additional paid in capital	17,323,288	17,165,892
Accumulated deficit	(2,669,844)	(3,291,061)

TOTAL EQUITY	14,712,673	13,934,092

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$33,269,917	$32,331,570

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) Six months ended June 30,		(Unaudited) Three months ended June 30,

	2008	2007	2008	2007

Revenue	$31,029,997	$24,392,499	$15,123,951	$13,521,198
Cost of revenue	23,866,396	18,956,044	11,503,335	10,240,919

Gross profit	7,163,601	5,436,455	3,620,616	3,280,279
Operating expenses:
Selling, general & administrative expenses	5,888,710	6,246,153	2,905,652	2,981,986

Operating profit (loss)	1,274,891	(809,698)	714,964	298,293
Interest income	52,981	21,273	22,937	14,332
Other income (expense)	8,248	(3,369)	4,034	(3,110)
Interest expense	(142,728)	(167,189)	(65,995)	(96,732)

Income (loss) before tax expense	1,193,392	(958,983)	675,940	212,783
Tax expense (benefit)	572,174	(288,612)	338,679	62,739

Net income (loss)	$621,218	$(670,371)	$337,261	$150,044

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic profit (loss) per common share	$0.11	$(0.12)	$0.06	$0.03

Weighted average common shares	5,772,864	5,749,964	5,772,864	5,749,964

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted profit (loss) per common share:	$0.10	$(0.12)	$0.06	$0.03

Weighted average diluted common shares	5,976,008	5,749,964	5,976,008	5,749,964

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) Six months ended June 30,

	2008	2007

Cash flows from operating activities:
Net income (loss)	$621,218	$(670,371)
Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	386,822	394,101
Bad debt expense	109,099	110,465
Provision for obsolete inventory	30,000	55,000
Stock option expense	112,000	86,405
Deferred income taxes	95,149	(294,000)
Changes in operating assets and liabilities:
Accounts receivable	98,516	1,565,448
Inventory	135,610	113,034
Costs in excess of billings and estimated profits	(1,015,915)	52,494
Retainage receivable	(207,453)	163,940
Other assets	(8,748)	4,115
Prepaid expenses and income tax receivable	304,059	(640,749)
Accounts payable	(718,533)	993,841
Accrued expenses	596,407	(1,709,621)
Billings in excess of cost and estimated profits	423,853	264,251
Deferred income	(4,229)	(80,315)
Other liabilities	37,926	148,189

Net cash provided by operating activities	995,781	556,227

Cash flows from investing activities:
Purchase of business, net of cash acquired	(37,500)	—
Purchase of property and equipment	(173,815)	(74,367)

Net cash used in investing activities	(211,315)	(74,367)

Cash flows from financing activities:
Recovery from Stockholder - net of legal fees	59,443	—
Net proceeds from revolving bank lines	—	788,000
Payments of bank loans	(108,546)	(101,675)
Repayments of other debt	(158,697)	(47,404)
Capitalized lease payments	(82,761)	(62,262)

Net cash (used in) provided by financing activities	(290,561)	576,659

Increase in cash and cash equivalents	493,905	1,058,519
Cash and cash equivalents - beginning of period	3,277,450	199,854

Cash and cash equivalents - end of period	$3,771,355	$1,258,373

Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$142,728	$164,697
Taxes	$225,000	$175,500
Non-cash investing and financing activities:
Equipment financed	$168,519	$42,425
Surrender shares to purchase fixed assets	$14,080	$—

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock par value $.01 10,000,000 Authorized		Additional Paid-in Capital	Retained Earnings	Total

	Shares	Amount

Balance at December 31, 2007	5,926,065	$59,261	$17,165,893	$(3,291,061)	$13,934,092
Recovery from shareholder, net			59,443		59,443
Surrender shares to purchase fixed asset	(3,200)	(32)	(14,048)		(14,080)
Stock based compensation			112,000		112,000
Net income June 30, 2008				621,218	621,218

Balance at June 30, 2008	5,922,865	$59,229	$17,323,288	$(2,669,844)	$14,712,673

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of June 30, 2008, the results of its operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows and changes in stockholders’ equity for the six month periods ended June 30, 2008 and 2007. The Company’s December 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

The condensed consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s latest shareholders’ annual report.

As of June 30, 2008, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the six months ended June 30, 2008 and 2007:

	June 30,

	2008	2007

New Jersey/New York	47%	42%
California	19%	24%
Texas	4%	5%
Arizona	11%	4%
Colorado	8%	8%
Virginia/Maryland	9%	12%

Integration segment	98%	95%
Specialty segment	2%	5%
Inter-segment	—	—

Total revenue	100%	100%

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

3. Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Contingent shares are excluded from basic earnings per share. Potentially dilutive shares are not included in earnings per share for the six months ended June 30, 2007 as their inclusion would be antidilutive.

4. Stock Based Compensation

For the three months ended June 30, 2008 and 2007, the Company charged $58,000 and $56,250, respectively, to operations for stock based compensation expense. For the six months ended June 30, 2008 and 2007, the Company charged $112,000 and $113,775, respectively, to operations for stock based compensation expense.

A summary of stock option activity for the six months ended June 30, 2008 under the Company’s various Stock Option Plan’s follows:

	Number of Shares		Weighted Average Exercise Price

	Outstanding	Exercisable	Outstanding	Exercisable

January 1, 2008	916,900	334,329	$4.87	$5.68
Granted at market	65,000		5.34
Exercised	—
Forfeited or expired	(3,200)		5.85

Outstanding At June 30, 2008	978,700	390,600	$4.90	$5.79

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

The fair value of the Company’s stock option awards granted during the six months ended June 30, 2008 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (years)	5
Expected volatility	48.88%
Risk-free interest rates	3.09%
Dividend Yield	—
Weighted-average grant-date fair value	$2.80

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

5. Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	June 30, 2008	December 31, 2007

Cost incurred on uncompleted contracts	$59,445,449	$43,011,153
Billings on uncompleted contracts	57,235,350	41,393,116

	$2,210,099	$1,618,037

Included in accompanying Balance Sheets under the following captions:

	June 30, 2008	December 31, 2007

Costs in excess of billings and estimated profits	$4,210,954	$3,195,039
Billing in excess of costs and estimated profits	2,000,855	1,577,002

	$2,210,099	$1,618,037

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

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Banknorth’s prime rate (5.0% at June 30, 2008 and 8.25% at December 31, 2007) through April 30, 2009, when all amounts outstanding under the Revolving loan come due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Banknorth provided the Company a one year extension. In March 2008, TD Banknorth provided the Company an additional one year extension. The Revolving Loan now comes due on April 30, 2009. The Company is currently in the process of finalizing an increase in the Revolving Loan to $8 million, which is expected to come due on June 30, 2010.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continuing through June 30, 2010. Interest under the Term Loan is 6.75%.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement. The Company was not in compliance with certain of these bank covenants at March 31, 2008 and December 31, 2007. TD Banknorth provided the Company with a waiver associated with the bank covenants in default on May 14, 2008 and March 28, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first priority security interest on its accounts receivable.

Long-term debt included the following balances:

	June 30, 2008	December 31, 2007

Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$215,974	$324,520
Revolving line at the prime rate of interest, payable in monthly installments thru April 30, 2009	3,635,897	3,635,897
Corporate insurance financed at 8.49% in monthly installments thru October 1, 2008	40,194	172,807
Capitalized lease obligations due in monthly installments, with interest ranging from 6.4% to 11.7% payable through May 31, 2012	651,386	595,587
Other miscellaneous debt	17,274	7,573

	4,560,725	4,736,384
Less: Current Portion	(476,026)	(634,948)
Revolving loan	(3,635,897)	(3,635,897)

	$448,802	$465,539

7. Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2008. The Company’s overall effective tax rate during the six months ended June 30, 2008 is estimated to have been approximately 47.9%, as compared to a tax benefit during the same period last year due to the loss incurred for the six months ended June 30, 2007. The estimated overall effective income tax rate for fiscal 2008 has not been impacted by any material

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an increase of $38,561 in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. There have been no significant changes in the quarter ended June 30, 2008.

The effective tax rate for the three months ended June 30, 2008 and 2007 was 50.1% and 29.5%, respectively, and was 47.9% for the six months ended June 30, 2008. For the six months ended June 30, 2007, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period. The higher tax rate in 2008 is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of not providing a state tax benefit on the Airorlite subsidiary net operating losses for the current year.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS (UNAUDITED) – (continued)

8. Segment Data

Selected information by business segment is presented in the following tables:

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Revenue
Integration	$14,735,036	$12,693,742	$30,533,724	$23,337,516
Specialty	450,161	915,894	603,398	1,143,421
Inter-segment	(61,246)	(88,438)	(107,125)	(88,438)

Total Revenue	$15,123,951	$13,521,198	$31,029,997	$24,392,499

Operating Profit (Loss)
Integration	$1,504,864	$841,662	$3,520,033	$562,046
Specialty	23,889	80,537	(581,436)	(78,972)
Corporate	(813,789)	(623,906)	(1,663,706)	(1,292,772)

Total Operating (Loss) Profit	$714,964	$298,293	$1,274,891	$(809,698)

Selected balance sheet information by business segment is presented in the following table as of:

	June 30, 2008	December 31, 2007

Total Assets:
Integration	$26,541,547	$26,821,570
Specialty	1,698,856	1,198,340
Corporate	5,029,514	4,311,660

Total Assets	$33,269,917	$32,331,570

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

10. Recovery from Shareholder

During the quarter ended March 31, 2008, the Company was notified that a member of its Board of Directors, Richard D. Rockwell, was in technical violation of Section 16(b) of the Securities and Exchange Act of 1934 as a result of certain purchases and sales of the Company’s common stock in 2007. After a review of the details related to such trading, it was determined that certain trades made by Mr. Rockwell between September 27, 2007 and October 1, 2007 required the disgorgement of profits to the Company in the aggregate amount of $67,714. Such amount was paid to the Company by Mr. Rockwell on January 29, 2008. The Company also incurred legal fees of $8,271 to settle this matter.

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

To finance our acquisitions, we have used a combination of internally generated cash, Company common stock and bank debt. We currently have a $5 million credit facility with TD Banknorth, which includes a $1 million term loan of which $215,974 was outstanding at June 30, 2008. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,897 at June 30, 2008. The Company is currently in the process of finalizing an increase in the Revolving Loan to $8 million, which is expected to come due on June 30, 2010. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

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

In March 2008, L-3 Communications (“L-3”) announced that it was awarded a contract by the U.S. Marines to supply Tactical Video Capture Systems (“TVCS”) at military training sites in the United States and overseas. As the prime contractor, L-3 will lead a team of suppliers, including Henry Bros Electronics, and seven other contractors also serving the project, in the implementation of L-3’s Praetorian next-generation, open-architecture 3D intelligent video observation system (the “L-3 Contract”). The Company will be the lead sub contractor in the team responsible for furnishing and installing the sensor elements of the system whose purpose is to enhance training effectiveness. During the second quarter, we continued to execute on the mobilization effort to support the contract with L-3. Such mobilization efforts included: (1) the site surveys for the initial locations, design and engineering of the plan layout and components, (2) development of various operating procedures and workflows specific to the site and project, and (3) the hiring and training of installation staff. To date, in addition to leveraging the vast knowledge and capabilities of our corporate staff, we have hired 16 installation technicians, project managers and engineers dedicated to this project. This three-year contract on the implementation of the TVCS at military training sites for the U.S. Marines in the U.S. and oversees is expected to commence installation late in the third fiscal quarter. This project was awarded to Praetorian, an L-3 company, and is valued at over $326 million, of which we have a significant work share. The Company expects to receive initial purchase orders in the amount of $5.8 million under our previously disclosed subcontractor agreement with L-3 prior to the end of August 2008.

Our operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides “ cradle to grave” services for a wide variety of security, communications and control systems. The Company specializes in turn-key systems that integrate many different technologies. Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration. Each of the Company’s segments markets nationwide with an emphasis in the Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

Three Months Ended June 30, 2008 compared to June 30, 2007

	(Unaudited) Three months ended June 30,

	2008	2007	% change

Revenue	$15,123,951	$13,521,198	11.9%
Cost of revenue	11,503,335	10,240,919	12.3%

Gross profit	3,620,616	3,280,279	10.4%
Operating expenses:
Selling, general & administrative expenses	2,905,652	2,981,986	-2.6%

Operating profit	714,964	298,293	139.7%
Interest income	22,937	14,332	60.0%
Other income (expense)	4,034	(3,110)	229.7%
Interest expense	(65,995)	(96,732)	-31.8%

Income before tax expense	675,940	212,783	217.7%
Tax expense	338,679	62,739	439.8%

Net income	$337,261	$150,044	124.8%

Revenue - Revenue for the three months ended June 30, 2008 was $15,123,951, representing an increase of $1,602,753 or 11.9%, as compared to revenue of $13,521,198 for the three months ended June 30, 2007. New Jersey’s revenues increased significantly as a result of work completed on contracts for several large public agencies in the New York Metropolitan area. In addition, for the three months ended June 30, 2008, the Company experienced continued revenue improvement from our Arizona and Virginia subsidiaries, partially offset by a decline in revenue from our California Banking and Airorlite subsidiaries.

Cost of Revenue - Cost of revenue for the three months ended June 30, 2008 was $11,503,335 as compared to $10,240,919 for the three months ended June 30, 2007. The gross profit margin for the three months ended June 30, 2008 was 23.9% as compared to 24.3% for the three months ended June 30, 2007. Offsetting the stronger margins in our New Jersey, Virginia and California’s integration business was a significant decline in margin from our Airorlite business. For the three months ended June 30, 2008, the Airorlite business operated at breakeven, compared to a profit in the same period of the prior year. Additionally, margins were lower in the California Banking business for the three months ended June 30, 2008 versus the same period in the prior year, principally as a result of the lower revenues for the period and a write-down of inventory. California’s integration margins were higher in the second quarter 2008 compared to the same period in 2007, principally as the result of cost overruns on a number of projects that were quoted late in 2006 and early 2007 which pulled down the margins in the 2007 period. Partially offsetting the decline to the overall margins in the second quarter of 2008, was a shift to higher margin jobs due to tighter controls over the proposal and job acceptance procedures and improved labor utilization.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $2,905,652 for the three months ended June 30, 2008 as compared to $2,981,986 for the three months ended June 30, 2007. This decrease of 2.6% or $76,334 was mainly attributable to higher labor utilization in the second quarter of 2008 versus the same period in the prior year as discussed above, lower bad debt expense and lower professional fees incurred in the three months ended June 30, 2008, partially offset by the investment in higher corporate infrastructure costs.

Interest Income – Interest income for the three months ended June 30, 2008 was $22,937 as compared to $14,332 for the three months ended June 30, 2007. This increase was attributable to higher cash balances during the three month period ended June 30, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended June 30, 2008 was $65,995 as compared to $96,732 for the three months ended June 30, 2007. The average outstanding debt balance was $224,776 higher in the three month period ended June 30, 2008 versus that in the three months ended June 30, 2007. The average prime rate of interest paid was 250 basis points lower in the 2008 period than it was in 2007.

Tax Expense – The effective tax rate for the three months ended June 30, 2008 was 50.1%, based upon income before tax expense of $675,940. The higher tax rate is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of not providing a state tax benefit on the Airorlite subsidiary losses. The effective tax rate for the three months ended June 30, 2007 was 29.5%, based upon income before tax expense of $212,783.

Net Income - As a result of the above noted factors our net income was $337,261 for the three months ended June 30, 2008 compared to net income of $150,044 for the three months ended June 30, 2007. This resulted in diluted earnings per share of $0.06 on weighted average diluted common shares outstanding of 5,976,008 for the three months ended June 30, 2008, as compared to diluted income per share of $0.03 on weighted average diluted common shares outstanding of 5,749,964 for the three month period ended June 30, 2007.

Six Months Ended June 30, 2008 compared to June 30, 2007

	(Unaudited) Six months ended June 30,

	2008	2007	% change

Revenue	$31,029,997	$24,392,499	27.2%
Cost of revenue	23,866,396	18,956,044	25.9%

Gross profit	7,163,601	5,436,455	31.8%
Operating expenses:
Selling, general & administrative expenses	5,888,710	6,246,153	-5.7%

Operating profit (loss)	1,274,891	(809,698)	257.5%
Interest income	52,981	21,273	149.1%
Other income (expense)	8,248	(3,369)	344.8%
Interest expense	(142,728)	(167,189)	-14.6%

Income (loss) before tax expense	1,193,392	(958,983)	224.4%
Tax expense (benefit)	572,174	(288,612)	298.3%

Net income (loss)	$621,218	$(670,371)	192.7%

Revenue - Revenue for the six months ended June 30, 2008 was $31,029,997, representing an increase of $6,637,498 or 27.2%, as compared to revenue of $24,392,499 for the six months ended June 30, 2007. New Jersey’s revenues increased significantly as a result of work completed for several large public agencies in the New York Metropolitan area and the continued revenue improvement from our Arizona subsidiary. Improved revenues from our Colorado subsidiary also contributed to the higher revenues for the six months ended June 30, 2008, compared to the same period in the prior year. These increases were partially offset by a decline in revenue from our California Banking and Airorlite subsidiaries.

Cost of Revenue - Cost of revenue for the six months ended June 30, 2008 was $23,866,396 as compared to $18,956,044 for the six months ended June 30, 2007. The gross profit margin for the six months ended June 30, 2008 was 23.1% as compared to 22.3% for the six months ended June 30, 2007, mainly resulting from stronger margins in our New Jersey and California operations. In the first half of 2007, New Jersey experienced a margin decline as the result of cost overruns on a number of installations. Similarly, California’s margins were lower in the first half 2007 compared to the same period in 2008, as the result of cost overruns on a number of projects that were quoted late in 2006 and early 2007. Also contributing to the improved margins in the first half of 2008 was a shift to higher margin jobs and improved labor utilization. Partially offsetting the improved margins were significant losses incurred in the first quarter of 2007 in our Airorlite Subsidiary in order to complete work on certain open contracts.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $5,888,710 for the six months ended June 30, 2008 as compared to $6,246,153 for the six months ended June 30, 2007. This decrease of 5.7% or $357,443 was mainly attributable to higher labor utilization in the first half of 2008 versus the same period in the prior year discussed above, partially offset by higher bad debt expense and higher professional fees incurred in the six months ended June 30, 2008.

Interest Income – Interest income for the six months ended June 30, 2008 was $52,981 as compared to $21,273 for the six months ended June 30, 2007. This increase was attributable to higher cash balances during the six month period ended June 30, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the six months ended June 30, 2008 was $142,728 as compared to $167,189 for the six months ended June 30, 2007. The average outstanding debt balance was $577,008 higher in the six month period ended June 30, 2008 versus that in the six months ended June 30, 2007. The average prime rate of interest paid was 288 basis points lower in the 2008 period than it was in 2007.

Tax Expense (Benefit) – The effective tax rate for the six months ended June 30, 2008 was 47.9%, based upon income before tax expense of $1,193,392. The reason for the higher rate is consistent with the three month Tax Expense (Benefit) disclosure above. For the six months ended June 30, 2007, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit of $288,612. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period.

Net Income (Loss) - As a result of the above noted factors our net income was $621,218 for the six months ended June 30, 2008 compared to a net loss of $670,371 for the six months ended June 30, 2007. This resulted in diluted earnings per share of $0.10 on weighted average diluted common shares outstanding of 5,976,008 for the six months ended June 30, 2008, as compared to diluted loss per share of $(0.12) on weighted average diluted common shares outstanding of 5,749,964 for the six month period ended June 30, 2007.

Liquidity and Capital Resources - As of June 30, 2008, we had cash and cash equivalents of $3,771,355. Our net current assets were $7,901,911 at June 30, 2008 versus $6,971,732 at December 31, 2007. Total debt at June 30, 2008 was $4,560,724 compared to the December 31, 2007 balance of $4,736,384. Borrowings under the revolving credit facility were $3,635,897 at June 30, 2008 and December 31, 2007. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Banknorth, N.A. The Company was not in compliance with certain of these bank covenants at December 31, 2007 and March 31, 2008. TD Banknorth, N.A. provided the Company with a waiver associated with the bank covenants in default on March 28, 2008 and May 14, 2008. As a condition of the waiver, the Company agreed to grant TD Banknorth a first security interest on its accounts receivable.

Cash provided by operating activities was $995,781 during the six months ended June 30, 2008. The most significant use of cash resulted from a net increase in costs in excess of billings and estimated profits of $1,015,915. This was offset by an increase in accrued expenses of $596,407 and billings in excess of costs and profits of $423,853.

Cash used in investing activities was $211,315 and was for the purchase of property and equipment and an earn-out payment associated with the CIS acquisition.

Cash from financing activities used $290,561, of which $350,004 represents the repayments of bank loans and other debt, partially offset by a net recovery from shareholder of $59,443.

The anticipated cash flow from our base business is expected to be sufficient to support the initial funding of the L-3 Contract, as we will be incurring certain costs in advance of receiving firm orders from L-3. These costs will be deferred until such orders are received. However, in the interest of increasing our bonding line, providing for anticipated increased requirements for working capital, and positioning ourselves to be in a position to take advantage of strategic investment opportunities that come up from time-to-time, the Company is currently in the process of finalizing an increase in the Revolving Loan to $8 million, which is expected to come due on June 30, 2010.

Backlog and Bookings

Booked orders decreased 53.7% to $10,328,622 in the second quarter of 2008 as compared to $22,319,535 in the second quarter of 2007. The Company’s backlog as of June 30, 2008 was $17,609,108. The greater volume of booked orders in the second quarter of 2007 versus second quarter 2008 was due to the booking by the Company of several large public agency jobs, which were not duplicated in the second quarter 2008. In addition, the work completed on these jobs in the second half of 2007 and in the first half of 2008 is the primary factor in the decline in the backlog. However, as discussed above in “Trends”, our revenue forecast for 2008 remains at $65 million.

Booked orders decreased 23.6% to $22,071,938 in the second half of 2008 as compared to $28,888,432 in the second half of 2007, for the reason noted above.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At June 30, 2008, there was $3,635,897 outstanding under this credit facility.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on such evaluation, such officers have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As of the quarter ended June 30, 2008 there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Henry Bros. Electronics, Inc. (Registrant)

Date: August 14, 2008	By:	/s/ JAMES E. HENRY

James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Date: August 14, 2008	By:	/s/ BRIAN REACH

Brian Reach
President, Secretary, Chief Operating Officer and Director

Date: August 14, 2008	By:	/s/ JOHN P. HOPKINS

John P. Hopkins
Chief Financial Officer