Form 10-Q
period 2008-09-30
Henry Bros. Electronics, Inc.
filed 2008-11-13
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s Common Stock, as of the latest practicable date: 5,959,532 shares of common stock, $.01 par value per share, as of November 7, 2008.

INDEX

		Page

Part I	Financial Information

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II	Other Information	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS		25-28

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,063,608	$3,277,450
Accounts receivable-net of allowance for doubtful accounts of $684,234	12,069,027	13,306,558
at September 30, 2008 and $810,588 at December 31, 2007
Inventory	1,260,870	1,460,931
Costs in excess of billings and estimated profits	5,633,520	3,195,039
Deferred tax asset	694,709	739,563
Retainage receivable	1,615,337	1,708,125
Prepaid expenses and income tax receivable	938,411	900,924
Other assets	327,675	315,081
Total current assets	24,603,157	24,903,671

Property and equipment - net of accumulated depreciation of $2,840,330	2,695,855	2,408,640
at September 30,2008 and $2,408,654 at December 31, 2007
Goodwill	3,549,580	3,379,030
Intangible assets - net of accumulated amortization	1,058,385	1,183,547
Deferred tax asset	103,253	306,224
Other assets	151,454	150,458
TOTAL ASSETS	$32,161,684	$32,331,570

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,430,853	$8,157,774
Accrued expenses	3,859,487	3,128,965
Accrued taxes	49,190	139,403
Billings in excess of costs and estimated profits	2,411,623	1,577,002
Deferred income	195,280	206,460
Current portion of long-term debt	397,487	634,948
Current portion of revolving loan	-	3,635,897
Other current liabilities	475,993	451,490
Total current liabilities	12,819,913	17,931,939

Long-term debt, less current portion	4,147,098	465,539

TOTAL LIABILITIES	16,967,011	18,397,478

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized; 5,959,532 shares
issued and outstanding in 2008 and 5,926,065 in 2007	59,595	59,261
Additional paid in capital	17,594,139	17,165,892
Accumulated deficit	(2,459,061)	(3,291,061)
TOTAL EQUITY	15,194,673	13,934,092
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$32,161,684	$32,331,570

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenue	$43,292,368	$40,253,738	$12,262,372	$15,861,239
Cost of revenue	32,629,023	31,346,671	8,762,627	12,390,627
Gross profit	10,663,345	8,907,067	3,499,745	3,470,612
Operating expenses:
Selling, general & administrative expenses	8,980,836	9,046,176	3,092,127	2,800,023
Operating profit (loss)	1,682,509	(139,109)	407,618	670,589

Interest income	73,732	36,093	20,751	14,820
Other income (expense)	9,656	(4,288)	1,408	(919)
Interest expense	(209,211)	(258,296)	(66,483)	(91,107)
Income (loss) before tax expense	1,556,686	(365,600)	363,294	593,383
Tax expense (benefit)	724,686	(23,269)	152,512	265,343
Net income (loss)	$832,000	$(342,331)	$210,782	$328,040

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share	$0.14	$(0.06)	$0.04	$0.06
Weighted average common shares	5,783,425	5,776,064	5,798,108	5,776,064

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted earnings (loss) per common share:	$0.14	$(0.06)	$0.04	$0.05
Weighted average diluted common shares	5,975,221	5,776,064	5,989,904	6,060,924

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine months ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$832,000	$(342,331)
Adjustments to reconcile net income (loss) from operations
to net cash (used in) provided by operating activities:
Depreciation and amortization	621,256	631,145
Bad debt expense (recovery)	170,194	(31,476)
Provision for obsolete inventory	30,000	100,000
Stock option expense	176,000	192,524
Deferred income taxes	247,825	(13,357)
Changes in operating assets and liabilities:
Accounts receivable	1,067,337	(1,885,512)
Inventory	170,061	(10,318)
Costs in excess of billings and estimated profits	(2,438,481)	298,309
Retainage receivable	92,788	137,728
Other assets	(12,594)	(7,971)
Prepaid expenses and income tax receivable	(50,081)	(547,420)
Accounts payable	(2,726,920)	2,990,899
Accrued expenses	730,520	(716,327)
Taxes payable	(90,213)	-
Billings in excess of cost and estimated profits	834,621	576,825
Deferred income	(11,181)	(73,704)
Other liabilities	24,502	119,627
Net cash (used in) provided by operating activities	(332,366)	1,418,641
Cash flows from investing activities:
Purchase of business, net of cash acquired	(50,000)	(25,000)
Purchase of property and equipment	(453,039)	(249,805)
Net cash used in investing activities	(503,039)	(274,805)
Cash flows from financing activities:
Recovery from stockholder - net of legal fees	59,443	-
Proceeds from stock option exercises	86,668	-
Net proceeds from revolving bank lines	-	788,000
Payments of bank loans	(164,332)	(153,731)
Net repayments of other debt	(196,904)	(105,317)
Capitalized lease payments	(163,312)	(102,832)
Net cash (used in) provided by financing activities	(378,437)	426,120
Increase (decrease) in cash and cash equivalents	(1,213,842)	1,569,956
Cash and cash equivalents - beginning of period	3,277,450	199,853
Cash and cash equivalents - end of period	$2,063,608	$1,769,809
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$209,211	$258,296
Taxes	528,000	175,500
Non-cash investing and financing activities:
Equipment financed	337,938	199,661
Issuance of stock to acquire businesses	120,550	40,750
Surrender shares to purchase fixed assets	14,080	-

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2007	5,926,065	$59,261	$17,165,892	$(3,291,061)	$13,934,092
Recovery from shareholder, net			59,443		59,443
Surrender shares to purchase fixed asset	(3,200)	(32)	(14,048)		(14,080)
Stock option expense			176,000		176,000
Employee stock options exercised	16,667	166	86,502		86,668
Shares issued in connection with the
acquisition of CIS Security syetems	20,000	200	120,350		120,550
Net income September 30, 2008				832,000	832,000
Balance at September 30, 2008	5,959,532	$59,595	$17,594,139	$(2,459,061)	$15,194,673

The accompanying notes are an integral part of these statements

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.       Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company’s financial position as of September 30, 2008, the results of its operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows and changes in stockholders’ equity for the nine month periods ended September 30, 2008 and 2007. The Company’s December 31, 2007 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2007, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of September 30, 2008, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the nine months ended September 30, 2008 and 2007:

	September 30,
	2008	2007
New Jersey/New York	47%	43%
California	20%	23%
Texas	4%	4%
Arizona	11%	9%
Colorado	9%	8%
Virginia / Maryland	9%	9%
Integration segment	100%	96%
Specialty segment	1%	5%
Inter-segment	-1%	-1%
Total revenue	100%	100%

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

3.      Net Income Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted earnings per share includes the dilutive effects of common stock equivalents, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Contingent shares are excluded from basic earnings per share. Potentially dilutive shares are not included in earnings per share for the nine months ended September 30, 2007 as their inclusion would be antidilutive.

4.      Stock Based Compensation

For the three months ended September 30, 2008 and 2007, the Company charged $64,000 and $78,750, respectively, to operations for stock based compensation expense. For the nine months ended September 30, 2008 and 2007, the Company charged $176,000 and $192,524, respectively, to operations for stock based compensation expense.

A summary of stock option activity for the nine months ended September 30, 2008 under the Company’s various Stock Option Plan’s follows:

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
January 1, 2008	916,900	334,329	$4.87	$5.68
Granted at market	85,000		5.40
Exercised	(16,667)		5.20
Forfeited or expired	(36,533)		4.62
Outstanding at September 30, 2008	948,700	480,933	4.92	5.48

The fair value of the Company’s stock option awards granted during the nine months ended September 30, 2008 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (years)	5
Expected volatility	48.59%
Risk-free interest rates	3.08%
Dividend yield	-
Weighted-average grant-date fair value	$2.48

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.      Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	September 30,	December 31,
	2008	2007
Cost incurred on uncompleted contracts	$71,968,940	$43,011,153
Billings on uncompleted contracts	68,747,043	41,393,116
	$3,221,897	$1,618,037

Included in accompanying Balance Sheets under the following captions:

	September 30,	December 31,
	2008	2007
Costs in excess of billings and estimated profits	$5,633,520	$3,195,039
Billing in excess of costs and estimated profits	2,411,623	1,577,002
	$3,221,897	$1,618,037

6.      Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Bank, N.A. (“TD Bank”, formerly known as TD Banknorth, N.A., and Hudson United Bank) pursuant to which TD Bank extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Bank into a five year term loan (the “Term Loan”).

Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (5.0% at September 30, 2008 and 7.25% at December 31, 2007) through April 30, 2009, when all amounts outstanding under the Revolving loan come due. The Revolving Loan was originally due May 1, 2007; however, in December 2006 TD Bank provided the Company a one year extension. In March 2008, TD Bank provided the Company an additional one year extension. On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010 and interest continues to be paid

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

monthly in arrears at TD Bank’s prime rate. TD Bank has a first priority security interest on the Company’s accounts receivable.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continuing through June 30, 2010. Interest under the Term Loan is 6.75% ..

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.

Long-term debt included the following balances:
	September 30,	December 31,
	2008	2007
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$160,187	$324,520

Revolving line at the prime rate of interest, payable in monthly
installments thru April 30, 2009	3,635,897	3,635,897

Corporate insurance financed at 8.49% in monthly installments
thru October 1, 2008	-	172,807

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 11.7%	748,501	595,587
payable through May 31, 2012

Other miscellaneous debt	-	7,573
	4,544,585	4,736,384
Less: Current Portion	(397,487)	(634,948)
Revolving loan	-	(3,635,897)
	$4,147,098	$465,539

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

7.      Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2008. The Company’s overall effective tax rate during the nine months ended September 30, 2008 is estimated to have been approximately 46.6%, as compared to a tax benefit during the same period last year due to the loss incurred for the nine months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 and 2007 was 42.0% and 44.7%, respectively. For the three and nine months ended September 30, 2007, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period. The higher tax rate in 2008 is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of not providing a state tax benefit on the Airorlite subsidiary net operating losses for the current year.

The estimated overall effective income tax rate for fiscal 2008 has not been impacted by any material discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007. As a result of the adoption of FIN 48, the Company recognized an increase of $38,561 in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings. There have been no significant changes in the quarter ended September 30, 2008.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

8.       Segment Data

Selected information by business segment is presented in the following tables:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Revenue
Integration	$43,075,570	$38,501,868	$12,541,847	$15,164,352
Specialty	1,026,644	1,967,338	423,246	823,917
Inter-segment	(809,846)	(215,468)	(702,721)	(127,030)
Total Revenue	$43,292,368	$40,253,738	$12,262,372	$15,861,239

Operating (Loss) Profit
Integration	$4,734,540	$2,080,405	$1,214,506	$1,278,359
Specialty	(536,043)	(113,564)	45,393	(34,592)
Corporate	(2,515,988)	(2,105,950)	(852,281)	(573,178)
Total Operating (Loss) Profit	$1,682,509	$(139,109)	$407,618	$670,589

Selected balance sheet information by business segment is presented in the following table as of:

	September 30,	December 31,
	2008	2007
Total Assets:
Integration	$25,988,397	$26,821,570
Specialty	1,647,219	1,198,340
Corporate	4,526,068	4,311,660
Total Assets	$32,161,684	$32,331,570

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

9.      Contingent Liabilities

In July 2007, an accident occurred in Corona, California involving one of the Company's vehicles. The operator of a motorcycle was killed in the accident. His family has commenced litigation against the former Company employee who was driving the vehicle, as well as the Company. The case has been partially settled under our insurance. While the Company believes any remaining recoveries would also be fully covered by its insurance, there can be no assurance to that effect.

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

To finance our acquisitions, we have used a combination of internally generated cash, Company common stock and bank debt. We currently have a $5 million credit facility with TD Bank, which includes a $1 million term loan of which $160,187 was outstanding at September 30, 2008. As part of our credit facility, we also have a $4 million revolving credit facility. Borrowings under the revolving credit facility were $3,635,897 at September 30, 2008. On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010.

It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions. Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

TRENDS

We anticipate our overall average operating margins for our business to be 4-5% for the year ended December 31, 2008, which includes the impact from the contract with L-3 Communications (“L-3”) discussed below, as compared to an essentially breakeven operating margin in 2007 and (6.2)% in 2006. Our revenue forecast for 2008 remains at $65 million, which now includes $5 million of revenue anticipated to be earned from the contract with L-3 discussed below.

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

In March 2008, L-3 announced that it was awarded a contract by the U.S. Marines to supply Tactical Video Capture Systems (“TVCS”) at military training sites in the United States and overseas. As the prime contractor, L-3 will lead a team of suppliers, including Henry Bros Electronics, and seven other contractors also serving the project, in the implementation of L-3’s Praetorian next-generation, open-architecture 3D intelligent video observation system (the “L-3 Contract”). The Company will be the lead sub contractor in the team responsible for furnishing and installing the sensor elements of the system whose purpose is to enhance training effectiveness.

During the third quarter, we continued to execute on the mobilization effort to support the contract with L-3. Such mobilization efforts included: (1) the site surveys for the initial locations, design and engineering of the plan layout and components, (2) development of various operating procedures and workflows specific to the site and project, and (3) the hiring and training of installation staff. To date, in addition to leveraging the vast knowledge and capabilities of our corporate staff, we have hired 20 full-time installation technicians, project managers and engineers dedicated to this project. This three-year contract on the implementation of the TVCS at military training sites for the U.S. Marines in the U.S. and oversees is expected to commence installation in the fourth fiscal quarter of 2008. This project was awarded to Praetorian, an L-3 company, and is valued at over $326 million, of which we have a significant work share. The Company has received purchase orders in the amount of approximately $2.7 million and expects to receive additional purchase orders of approximately $4.1 million under this subcontractor agreement with L-3 prior to the end of 2008.

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

Three Months Ended September 30, 2008 compared to September 30, 2007

	(Unaudited)
	Three months ended September 30,
	2008	2007	% change
Revenue	$12,262,372	$15,861,239	-22.7%
Cost of revenue	8,762,627	12,390,627	-29.3%
Gross profit	3,499,745	3,470,612	0.8%
Operating expenses:
Selling, general & administrative expenses	3,092,127	2,800,023	10.4%
Operating profit	407,618	670,589	-39.2%

Interest income	20,751	14,820	40.0%
Other income (expense)	1,408	(919)	-253.2%
Interest expense	(66,483)	(91,107)	-27.0%
Income before tax expense	363,294	593,383	-38.8%
Tax expense	152,512	265,343	-42.5%
Net income	$210,782	$328,040	-35.7%

Revenue - Revenue for the three months ended September 30, 2008 was $12,262,372, representing a decrease of $3,598,867 or 22.7%, as compared to revenue of $15,861,239 for the three months ended September 30, 2007. New Jersey’s revenues decreased significantly as a result of the winding down of work completed on contracts for several large public agencies in the New York Metropolitan area, as well as a decline in revenue from our California integration operations. Partially offsetting these declines was an increase in revenue from our Virginia operation and revenue recorded under the TVCS contract.

Cost of Revenue - Cost of revenue for the three months ended September 30, 2008 was $8,762,627 as compared to $12,390,627 for the three months ended September 30, 2007. The gross profit margin for the three months ended September 30, 2008 was 28.5% as compared to 21.9% for the three months ended September 30, 2007. The significantly lower revenues from our New Jersey / New York and California integration operations were the main cause of the decline in gross profit dollars during the quarter. In addition, our Colorado operations had a decline in gross profit dollars and margins during the quarter on slightly lower revenues and less profitable jobs. However, gross margins as a percent of revenues did increase in the three months ended September 30, 2008 compared to the same period in the prior year, as there continues to be a shift towards higher margin jobs due to tighter controls over proposal and job acceptance procedures, improved labor utilization, and higher margins on several of the large public agency jobs in the New York Metropolitan area due to efficient project management.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,092,127 for the three months ended September 30, 2008 as compared to $2,800,023 for the three months ended September 30, 2007. This increase of 10.4% or $292,103 was mainly attributable to a higher net provision for bad debts and higher vehicle expense due to increased fuel costs, partially offset by improved labor utilization as discussed above, lower professional fees, and lower depreciation and amortization expense for the three months ended September 30, 2008 compared to the same period in the prior year.

Interest Income – Interest income for the three months ended September 30, 2008 was $20,751 as compared to $14,820 for the three months ended September 30, 2007. This increase was attributable to higher cash balances during the three month period ended September 30, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended September 30, 2008 was $66,483 as compared to $91,107 for the three months ended September 30, 2007. The average outstanding debt balance was $274,579 higher in the three month period ended September 30, 2008 versus that in the three months ended September 30, 2007. The average prime rate of interest paid was 318 basis points lower in the 2008 period than it was in 2007.

Tax Expense – The effective tax rate for the three months ended September 30, 2008 was 42.0%, based upon income before tax expense of $363,294. The tax rate is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of not providing a state tax benefit on the Airorlite subsidiary losses. The effective tax rate for the three months ended September 30, 2007 was 44.7%, based upon income before tax expense of $593,383.

Net Income - As a result of the above noted factors our net income was $210,782 for the three months ended September 30, 2008 compared to net income of $328,040 for the three months ended September 30, 2007. This resulted in diluted earnings per share of $0.04 on weighted average diluted common shares outstanding of 5,989,904 for the three months ended September 30, 2008, as compared to diluted income per share of $0.05 on weighted average diluted common shares outstanding of 6,060,924 for the three month period ended September 30, 2007.

Nine Months Ended September 30, 2008 compared to September 30, 2007

	(Unaudited)
	Nine months ended September 30,
	2008	2007	% change
Revenue	$43,292,368	$40,253,738	7.5%
Cost of revenue	32,629,023	31,346,671	4.1%
Gross profit	10,663,345	8,907,067	19.7%
Operating expenses:
Selling, general & administrative expenses	8,980,836	9,046,176	-0.7%
Operating profit (loss)	1,682,509	(139,109)	1309.5%

Interest income	73,732	36,093	104.3%
Other income (expense)	9,656	(4,288)	325.2%
Interest expense	(209,211)	(258,296)	-19.0%
Income (loss) before tax expense	1,556,686	(365,600)	525.8%
Tax expense (benefit)	724,686	(23,269)	3214.4%
Net income (loss)	$832,000	$(342,331)	343.0%

Revenue - Revenue for the nine months ended September 30, 2008 was $43,292,368, representing an increase of $3,038,630 or 7.5%, as compared to revenue of $40,253,738 for the nine months ended September 30, 2007. New Jersey / New York’s revenues increased significantly as a result of work completed for several large public agencies in the New York Metropolitan area and our Arizona operations continued to show significant revenue improvement. Improved revenues from our Colorado and Virginia operations also contributed to the higher revenues for the nine months ended September 30, 2008, compared to the same period in the prior year. These increases were partially offset by a decline in revenue from our California Integration and Banking operations, as well as from our Airorlite subsidiary.

Cost of Revenue - Cost of revenue for the nine months ended September 30, 2008 was $32,629,023 as compared to $31,346,671 for the nine months ended September 30, 2007. The gross margin as a percent of revenues for the nine months ended September 30, 2008 was 24.6% as compared to 22.1% for the nine months ended September 30, 2007, mainly resulting from stronger margins in our New Jersey / New York, and Virginia operations. In the earlier months of 2007, New Jersey / New York experienced a margin decline as the result of cost overruns on a number of installations, which contributed to the improvement on a year-over-year comparison. In addition, during the second and third quarters of 2008, New Jersey / New York experienced higher margins on several of the large public agency jobs in the New York Metropolitan area due to efficient project management which also contributed to this year-over-year comparison. In addition to the gross margin as a percent of revenue improvement, the significantly higher revenues from our New Jersey / New York and Arizona operations contributed to the increase in gross profit dollars during the quarter. Partially offsetting the improved margins were significant losses incurred in the first quarter of 2008 in our Airorlite Subsidiary in order to complete work on certain open contracts.

On an overall basis, also contributing to the improved margins in the first nine months of 2008 was an overall shift to higher margin jobs, and improved labor utilization.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $8,980,836 for the nine months ended September 30, 2008 as compared to $9,046,176 for the nine months ended September 30, 2007. This decrease of 0.7% or $65,340 was mainly attributable to by improved labor utilization, lower professional fees, and lower depreciation and amortization expense, partially offset by higher vehicle expense due to increased fuel costs, and a net increase in bad debt expense for the current year period.

Interest Income – Interest income for the nine months ended September 30, 2008 was $73,732 as compared to $36,093 for the nine months ended September 30, 2007. This increase was attributable to higher cash balances during the nine month period ended September 30, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the nine months ended September 30, 2008 was $209,211 as compared to $258,296 for the nine months ended September 30, 2007. The average outstanding debt balance was $462,865 higher in the nine month period ended September 30, 2008 versus that in the nine months ended September 30, 2007. The average prime rate of interest paid was 280 basis points lower in the 2008 period than it was in 2007.

Tax Expense (Benefit) – The effective tax rate for the nine months ended September 30, 2008 was 46.6%, based upon income before tax expense of $1,556,686. The tax rate is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of not providing a state tax benefit on the Airorlite subsidiary losses. For the nine months ended September 30, 2007, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit of $23,269. This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period.

Net Income (Loss) - As a result of the above noted factors our net income was $832,000 for the nine months ended September 30, 2008 compared to a net loss of $342,331 for the nine months ended September 30, 2007. This resulted in diluted earnings per share of $0.14 on weighted average diluted common shares outstanding of 5,975,221 for the nine months ended September 30, 2008, as compared to diluted loss per share of $(0.06) on weighted average diluted common shares outstanding of 5,776,064 for the nine month period ended September 30, 2007.

Liquidity and Capital Resources - As of September 30, 2008, we had cash and cash equivalents of $2,063,608. Our net current assets were $11,783,244 at September 30, 2008 versus $6,971,732 at December 31, 2007. At December 31, 2007 the revolving loan was classified as short-term, and at September 30, 2008 the revolving loan is classified as long-term. Total debt at September 30, 2008 was $4,544,585 compared to the December 31, 2007 balance of $4,736,384. Borrowings under the revolving credit facility were $3,635,897 at September 30, 2008 and December 31, 2007. On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010 and interest continues to be paid monthly in arrears at TD Bank’s prime rate.

Cash used in operating activities was $332,366 during the nine months ended September 30, 2008. The most significant use of cash resulted from a decrease in accounts payable of $2,726,920, a net increase in costs in excess of billings and estimated profits of $2,438,481, which includes the deferral of costs related to the L-3 Contract. This was partially offset by a decrease in accounts receivable of $1,067,337, an increase in accrued expenses of $730,520, and an increase in billings in excess of costs and profits of $834,621.

Cash used in investing activities was $503,039 and was for the purchase of property and equipment and earn-out payments associated with the CIS acquisition.

Cash used in financing activities was $378,437, of which $524,548 represents the repayments of bank loans and other debt, partially offset by proceeds from stock option exercises of $86,668 and a net recovery from stockholder of $59,443.

The anticipated cash flow from our base business is expected to be sufficient to support the initial funding of the L-3 Contract, as we will be incurring certain costs in advance of receiving firm orders from L-3. These costs will be deferred until such orders are received. However, to further support the funding of the L-3 contract and to increase our bonding line, provide for anticipated increased requirements for working capital, and position ourselves to take advantage of strategic investment opportunities that come up from time-to-time, on October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has also been extended to June 30, 2010.

Backlog and Bookings

Booked orders increased 33.2% to $18,399,712 in the third quarter of 2008 as compared to $13,809,595 in the third quarter of 2007. The Company’s backlog as of September 30, 2008 was $23,746,449 and was $30,246,603 at September 30, 2007. The greater volume of booked orders in the third quarter of 2008 versus third quarter 2007 was principally due to the L-3 Contract bookings. In addition, the work completed on several large public agency jobs in New Jersey / New York in the fourth quarter of 2007 and in the first three quarters of 2008 is the primary factor in the decline in the backlog.

Booked orders decreased 5.2% to $40,471,650 in the first nine months of 2008 as compared to $42,698,027 in the first nine months of 2007. This decline is due to the booking of several large public agency jobs in 2007 that were not duplicated in 2008.

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

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At September 30, 2008, there was $3,635,897 outstanding under this credit facility.

Item 4.       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2008. Based on such evaluation, such officers have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2008, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.      Legal Proceedings

In July 2007, an accident occurred in Corona, California involving one of the Company's vehicles. The operator of a motorcycle was killed in the accident. His family has commenced litigation against the former Company employee who was driving the vehicle, as well as the Company. The case has been partially settled under our insurance. While the Company believes any remaining recoveries would also be fully covered by its insurance, there can be no assurance to that effect.

We know of no other material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 1A.      Risk Factors

As of the quarter ended September 30, 2008, except as discussed below, there were no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions may cause a decline in business spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the U.S economy. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit to our customers, and recession.

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

Henry Bros. Electronics, Inc.

(Registrant)

Date: November 13, 2008	By: /s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer,
Treasurer and Director

Date: November 13, 2008	By: /s/ BRIAN REACH

Brian Reach

President, Secretary, Chief Operating
Officer and Director

Date: November 13, 2008	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer