Form 10-K
period 2008-12-31
Henry Bros. Electronics, Inc.
filed 2009-03-23
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒.

At June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $14,363,279 (based on the closing price of the registrant’s common stock on the American Stock Exchange on such date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Classes:	Outstanding at March 1, 2009
Common Stock, par value $.01 per share	5,983,550

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

Business Development.

In 1950, John, Ray, and Hartford Henry founded Henry Bros. Electronics.  They sold Henry Bros. Electronics to Communication Group, Inc. (“CGI”) in 1985.  In 1989, Jim Henry, our Chairman and Chief Executive Officer, and Irvin Witcosky, our former President and Chief Operating Officer reacquired certain assets, including the name Henry Bros. Electronics from CGI. In 1991 we acquired the assets of the former Motorola CCTV division and formed Viscom Products, Inc. (“Viscom”). In 1999 we formed a company named Integcom Corp., incorporated in Delaware, into which we transferred both HBE and Viscom. In 2001, we changed our name to Diversified Security Solutions, Inc. and in 2005 we changed our name to Henry Bros. Electronics, Inc. (“HBE”).  Following is a listing of key business developments since the inception of HBE:

•
In November 2001, we completed our initial public offering, including the underwriter’s over-allotment option of an aggregate of 1,725,000 shares of common stock. Our shares are traded on the NASDAQ under the ticker symbol HBE.

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

Security Distributing and Marketing magazine (“SDM”) ranks by each of their 2007 revenue the top 100 largest firms selling closed circuit TV (“CCTV”), access control and integrated security systems.  We were ranked No. 14 in SDM's Top Systems Integrators Report published in July 2008. As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and optimize system manpower performance. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

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

Consulting and Planning

Security consulting and planning are the initial phases of determining a security solution for a project. We have developed a planning process that identifies all systems, policies and procedures that are required for the successful operation of a security system that will both meet a client's current needs and accommodate its projected future requirements. Our consulting and planning process includes the following steps:

•	Identify the client's objectives and security system requirements;
•	Survey the site(s), including inventory of physical components and software and evaluation of client's existing infrastructure and security system;
•	Assess and prioritize the client's vulnerabilities;
•	Develop and evaluate system alternatives;
•	Recommend a conceptual security plan design;
•	Estimate the cost of implementing the conceptual plan; and
•	Develop a preliminary implementation schedule.

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

Employees

As of March 10, 2009, we had 246 full time employees, including officers, of whom: 154 were engaged in engineering, systems installation and maintenance services, 52 in administration and accounting, and 40 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Backlog

At December 31, 2008, the dollar amount of backlog believed to be firm was $23,701,243. At December 31, 2007, our backlog was $26,567,167.

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

Our operating results are impacted by the health of the U.S economy.  Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit to our customers and recession.

We are dependent upon a small number of customers for a large portion of our revenues.

We have a small number of customers from which we receive a large portion of our revenues.  Our work with our largest customer accounted for 6.8% of total revenue during 2008, with our five largest customers represented approximately 22.2% of our 2008 revenue. Revenues from governmental agencies accounted for 36.7% in 2008, versus 40.7% and 22.6% in 2007 and 2006, respectively.  Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues.  There can be no assurance that we will continue to be able to do so.

Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled.

Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will fully recognize revenue from them. At December 31, 2008, the dollar amount of backlog believed to be firm was $23,701,243.

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

For the years ended December 31, 2008, 2007 and 2006 our revenues were $62,357,466, $57,852,216 and $42,132,852, respectively.  Our net income was $1,557,756 for the year ended December 31, 2008.  However, we had a net loss of $303,304 and $2,260,138 million for the years ended December 31, 2007 and 2006, respectively.  We can make no assurances that we will be profitable in the future.

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

Our common stock is listed on the Nasdaq Stock Market.  Trading in our common stock fluctuates and on some days is minimal.  Failure to maintain an active trading market in our common stock could negatively affect the price of our common stock and your ability to sell our common stock.

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

•
8,980 square foot sales, office and warehouse facility in Fullerton, California. A two-story, concrete building in an office complex, this space is leased until November 15, 2011 at an average annual rent of $113,148 and has an annual escalation clause, payable in equal monthly installments of $9,429, with additional costs for maintenance, insurance, repairs and alterations, utilities, property tax increases and cleaning.

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

•
3,500 square foot sales, office and warehouse space in Colorado Springs, Colorado.  This facility is in a single story multi-office complex.  The lease terminates December 2010 and provides for an annual rent of $25,760 and has an annual escalation clause, payable in equal monthly installments of $2,147, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•
2,400 square foot sales, office and warehouse facility in Grand Junction, Colorado.   This facility is a structural steel building with aluminum siding.   The annual rent is $12,000 payable in equal monthly installments of $1,000.  There are additional costs for taxes, utilities, maintenance, alterations, cleaning and insurance.  The lease on this space expires on November 30, 2009.

•
4,800 square foot sales, office and warehouse facility in Newington, Virginia.  This facility is in a single story multi-office complex.  The annual rent is $78,930 and has an annual escalation clause. The lease expires on July 31, 2010. The lease includes utilities.

•
2,400 square foot sales office facility in Baltimore, Maryland.  This facility is in a single story brick multi-office complex. The annual rent is $27,840 and has an annual escalation clause.  The lease expires on August 31, 2011. There are additional charges for trash removal, gas and common area maintenance.

These facilities or similar facilities should meet our operational needs for the foreseeable future.

Item 3.  Legal Proceedings

In July 2007, an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. In December 2007, his family commenced litigation against the former Company employee who was driving the vehicle, as well as the Company.  In the fourth quarter 2008, the case was settled by our insurance carrier.  In January 2009, a motion was filed by our insurance carrier requesting that the court deem that the settlement was entered into in good faith.  A court hearing on that motion is scheduled for April 16, 2009.

We know of no other material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4.   Submission of Matters to a Vote of Security Holders

At our 2008 Annual Meeting of Stockholders, held on November 12, 2008, the following individuals, constituting all of the members of the Board of Directors, were elected. For each elected director the results of the voting were:

Name	Number of votes for	Number of votes withheld

James E. Henry	4,485,563	1,372,170
Brian Reach	4,374,277	1,483,456
Robert L. De Lia Sr.	4,485,642	1,372,091
James W. Power	4,475,713	1,382,020
Joseph P. Ritorto	4,475,242	1,382,491
Richard D. Rockwell	5,687,835	169,898
David Sands	4,485,242	1,372,491

The stockholders also voted to ratify the selection of Amper, Politziner & Mattia, LLP as our independent auditors for 2008. The results of the voting for this proposal were 5,831,062 in favor, 1,530 against and 25,141 abstentions.

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 1, 2008, we switched the listing of our common stock from the American Stock Exchange (“AMEX”) to The Nasdaq Stock Market® (“NASDAQ”). Our common stock, $.01 par value per share, is now traded under the symbol NASDAQ: HBE. The following table presents high and low sales prices of our common stock as reported on the NASDAQ or AMEX, as appropriate, for the periods indicated:

The following table indicates high and low stock prices for each period.

2008	High	Low
First Quarter	$5.00	$4.14
Second Quarter	$6.55	$4.95
Third Quarter	$7.10	$5.52
Fourth Quarter	$6.80	$4.73

2007	High	Low
First Quarter	$6.25	$4.07
Second Quarter	$4.80	$3.66
Third Quarter	$5.94	$3.60
Fourth Quarter	$5.45	$3.85

(a)
Number of Holders of Common Stock.  The number of holders of record of our Common Stock on December 31, 2008 was 36. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional beneficial owners of common stock.

(b)
Dividends.  There were no cash dividends or other cash distributions made by us during the years ended December 31, 2008 and 2007.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

(c)
In connection with the acquisition of Securus Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock of which 150,001 are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc.  These shares held in escrow may be earned out through December 31, 2010 based upon the aggregate value of the earnings before interest and tax (“EBIT”) to $2,960,000. The issuance of the shares of restricted stock in connection with the aforementioned transaction was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.

(d)
In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock.  The Company issued an additional 30,000 shares of its restricted common stock since the acquisition to CIS’s selling shareholder after CIS met certain performance targets. The issuances of the shares of restricted stock in connection with the aforementioned transactions was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  The selling shareholder may earn an additional 50,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

(e)	Securities authorized for issuance under equity compensation plans.

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

Item 6.   Selected Financial Data

	Years ended December 31,
	2008	2007	2006	2005	2004
Results of operations:
Net revenues	$62,357,466	$57,852,216	$42,132,852	$42,156,188	$29,725,718
Cost of revenue	46,465,194	45,076,126	30,818,832	31,581,187	22,305,632
Selling, general and administrative	12,797,730	12,695,509	12,720,381	8,422,193	6,943,885
Net income (loss)	1,557,756	(303,304)	(2,260,138)	1,137,974	169,639

Per common share:
Net income (loss)
Basic	$0.27	$(0.05)	$(0.39)	$0.20	$0.03
Diluted	0.26	(0.05)	(0.39)	0.20	0.03
Cash dividends declared	-	-	-	-	-

Financial position at year-end:
Total assets	$36,610,108	$32,331,570	$31,371,609	$25,161,530	$23,372,371
Long term debt, net of current maturities	4,855,662	465,539	3,463,236	727,961	168,989
Total Liabilities	20,551,151	18,397,478	17,360,991	9,178,564	8,349,395
Shareholders' equity	16,058,957	13,934,092	14,010,618	15,982,966	14,653,786

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an established leader in the electronic physical security industry, specializing in integrated security systems and emergency preparedness.  Our operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides “cradle to grave” services for a wide variety of security, communications and control systems.  The Company specializes in turn-key systems that integrate many different technologies.  Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration.  Each of the Company’s segments markets nationwide with an emphasis in Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and, to a smaller extent, maintenance service revenue.

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

To finance our acquisitions, we have used a combination of internally generated cash, the sale of company common stock and bank debt. We currently have a $9 million credit facility with TD Banknorth, which includes a $1 million term loan of which $103,410 was outstanding at December 31, 2008.  As part of our credit facility we also have an $8 million revolving credit facility.   Borrowings under the revolving credit facility were $4,335,898, at December 31, 2008. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.

Trends

We anticipate that the overall average operating margins for our business to be approximately 6% for 2009, as compared to operating margins of 5%, essentially breakeven, and (6.2)% for years 2008, 2007 and 2006, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In October 2008, the FASB issued FSP No. 157-3.  “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually).

In May 2008, the FASB issued SFAS No. 162.  The Hierarchy of Generally Accepted Accounting Principles.  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69.  “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor.  Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411.  The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Effective January 1, 2008, the Company adopted SFAS No. 157. “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2.  “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R.  SFAS No. 141R replaces SFAS No. 141.  This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This Statement will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51. “ SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this Statement to have a material impact, if any, on the Company’s consolidated financial statements.

Critical Accounting Policies and Estimates

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

Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract.  Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2006, 2007 and 2008, the Company did not bundle any significant service contracts with our systems installation work.

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

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Analysis of consolidated statement of operations

	For the years ended December 31,
	2008	2007	% change
Revenue	$62,357,466	$57,852,216	7.8%
Cost of revenue	46,465,194	45,076,126	3.1%
Gross profit	15,892,272	12,776,090	24.4%

Operating expenses:
Selling, general and administrative expenses	12,797,730	12,695,509	0.8%
Goodwill and intangible asset impairment charges	-	43,999	-100.0%
Operating profit	3,094,542	36,582	8359.3%

Interest income	91,558	73,493	24.6%
Other income (expense)	17,266	(191)	-9152.6%
Interest expense	(271,290)	(349,907)	-22.5%
Income (loss) before tax expense	2,932,076	(240,023)	1321.6%

Provision for income taxes	1,374,320	63,281	2071.8%
Net income (loss)	$1,557,756	$(303,304)	613.6%

Revenue - Revenue for the year ended December 31, 2008 was $62,357,466 representing an increase of $4,505,250 or 7.8%, as compared to revenue of $57,852,216 for the year ended December 31, 2007.  Arizona operations continued to show significant revenue improvement as revenues from its top three customers showed year over year increases.  Improved revenues from our Colorado and Virginia operations also contributed to the higher revenues for the year ended December 31, 2008, compared to the same period in the prior year.  These increases were partially offset by a decline in revenue from our California Banking operations, as well as from our Airorlite subsidiary.  While up significantly from preceding years, New Jersey / New York’s revenues were flat in 2008 compared to 2007.  A significant portion of the revenues in both years for New Jersey / New York resulted from work completed for several large public agencies in the New York Metropolitan area.  In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc.      (“L-3”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In 2008, the revenue recognized under this contract represented $2.6 million and there were outstanding task orders included in our backlog of approximately $5 million at December 31, 2008.

Cost of Revenue - Cost of revenue for the year ended December 31, 2008 was $46,465,194 as compared to $45,076,126 for the year ended December 31, 2007. The gross margin as a percent of revenues for the year ended December 31, 2008 was 25.5% as compared to 22.1% for the year ended December 31, 2007, mainly resulting from stronger margins in our New Jersey / New York and Virginia operations.  In the earlier months of 2007, New Jersey / New York experienced a margin decline as the result of cost overruns on a number of installations, which contributed to the improvement for the year ended December 31, 2008 versus 2007.  In addition, during 2008 New Jersey / New York experienced higher margins on several of the large public agency jobs in the New York Metropolitan area due to efficient project management, which also contributed to this year-over-year comparison.  In addition to the gross margin as a percent of revenue improvement, the significantly higher revenues from our New Jersey / New York and Arizona operations contributed to the increase in gross profit dollars for the year ended December 31, 2008.  Gross profit in 2008 also benefited from the commencement of work on the L-3 Contract discussed above.  Partially offsetting the improved margins were significant losses incurred in the first quarter of 2008 in our Airorlite Subsidiary in order to complete work on certain open contracts.

Also contributing to the improved margins in the first year of 2008 was an overall shift to higher margin jobs, and improved labor utilization.

Selling, General and Administrative Expenses - Selling, general and administrative expenses were $12,797,730 for the year ended December 31, 2008 as compared to $12,695,509 for the year ended December 31, 2007. This increase of 0.8% or $102,221 was mainly attributable to higher vehicle expense due to increased fuel costs during 2008, higher stock option expense and a net increase in bad debt expense for the current year period, partially offset by improved labor utilization, lower professional fees, and lower depreciation and amortization of intangibles expense.

Interest Income – Interest income for the year ended December 31, 2008 was $91,558 as compared to $73,493 for the year ended December 31, 2007.  This increase was attributable to higher cash balances during the twelve month period ended December 31, 2008 versus the same period in the prior year.

Interest Expense - Interest expense for the year ended December 31, 2008 was $271,290 as compared to $349,907 for the year ended December 31, 2007.  Although the average outstanding debt balance was only $171,391 higher in the twelve month period ended December 31, 2008 versus that in the year ended December 31, 2007, the average prime rate of interest paid was 301 basis points lower in the 2008 period than it was in 2007.

Tax Expense – The effective tax rate for the year ended December 31, 2008 was 46.9%, based upon income before tax expense of $2,932,076.  The tax rate is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of being unable to claim a state tax benefit on the Airorlite subsidiary losses.  Tax expense for the year ended December 31, 2007 was $63,281.  This provision is driven primarily by profitability in states with higher income tax rates.

Net Income (Loss) - As a result of the above noted factors our net income was $1,557,756 for the year ended December 31, 2008 compared to a net loss of $303,304 for the year ended December 31, 2007. This resulted in diluted earnings per share of $0.26 on weighted average diluted common shares outstanding of 5,988,782 for the year ended December 31, 2008, as compared to diluted loss per share of $0.05 on weighted average diluted common shares outstanding of 5,768,864 for the year ended December 31, 2007.

Comparison of the year ended December 31, 2007 to the year ended December 31, 2006

Analysis of consolidated statement of operations

	For the years ended December 31,
	2007	2006	% change
Revenue	$57,852,216	$42,132,852	37.3%
Cost of revenue	45,076,126	30,818,832	46.3%
Gross profit	12,776,090	11,314,020	12.9%

Operating expenses:
Selling, general & administrative expenses	12,695,509	12,720,381	-0.2%
Goodwill & intangible asset impairment charges	43,999	1,191,000	-96.3%
Operating profit (loss)	36,582	(2,597,361)	-101.4%

Interest income	73,493	19,515	276.6%
Other expense	(191)	(674)	-71.7%
Interest expense	(349,907)	(103,923)	236.7%
Loss before tax expense	(240,023)	(2,682,443)	-91.1%

Tax expense (benefit)	63,281	(422,305)	-115.0%
Net loss	$(303,304)	$(2,260,138)	86.6%

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

Cost of Revenue - Cost of revenue for the year ended December 31, 2007 was $45,076,126 as compared to $30,818,832 for the year ended December 31, 2006. The gross profit margin for the year ended December 31, 2007 was 22.1% as compared to 26.9% for the year ended December 31, 2006.  The decline in the gross profit margin was driven principally from the California and New Jersey operations.  California’s margin decline was the result of cost overruns on a number of projects that were quoted late in 2006 and early 2007.

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

Selling, General and Administrative Expenses - Selling, general and administrative expense was $12,695,509 for the year ended December 31, 2007, as compared to $12,720,381 for the year ended December 31, 2006. The increased costs associated with the CIS acquisition in our 2006 fourth quarter, as well as higher corporate costs, due mainly to organizational changes, and costs incurred in addressing the internal control weaknesses identified in Item 9A of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as costs incurred in preparation for Sarbanes Oxley implementation, were generally offset by lower bad debt expense and improved labor utilization.

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

Tax Expense –Tax expense for the year ended December 31, 2007 was $63,281.  This provision is driven primarily by profitability in states with higher income tax rates.  For the year ended December 31, 2006, principally as a result of the loss before tax incurred by the Company, there was an overall tax benefit of $422,305.  This benefit was partially offset by state income taxes for those jurisdictions that were profitable during the period.  The write-off of the goodwill discussed above is a permanent difference under FASB 109, “Accounting for Income Taxes”.  Accordingly, there was no tax benefit taken for this write-off.

 Net Loss - As a result of the above noted factors our net loss was $303,304 for the year ended December 31, 2007 as compared to a net loss of $2,260,138 for the year ended December 31, 2006. This resulted in diluted loss per share of $0.05 on weighted average common shares outstanding of 5,768,864 for the year ended December 31, 2007, as compared to diluted loss per share of $0.39 on weighted average common shares outstanding of 5,749,964 for the year ended December 31, 2006.

Liquidity and Capital Resources – As of December 31, 2008, we had cash and cash equivalents of $27,704. Our minimal cash balance at December 31, 2008 is due to minimizing the cash balances in our operating accounts by managing it with our revolving credit facility.

 Our net current assets were $13,944,121 at December 31, 2008 versus $6,971,732 at December 31, 2007. Total debt at December 31, 2008 was $5,485,404 compared to the December 31, 2007 balance of $4,736,384.

Cash used in operating activities was $3,187,967 during the year ended December 31, 2008.  The most significant use of cash resulted from a net increase in accounts receivable of $5,204,110 and cost in excess of billings and estimated profits of $2,317,062 and a decrease in accounts payable of $1,230,408.  This was partially offset by an increase in accrued expenses of $1,766,022 and an increase in billings in excess of costs and estimated profits of $429,749.

Cash used in investing activities was $631,994.  The most significant expenditures were for vehicle purchases and earn-out payments related to the CIS acquisition.

Cash from financing activities provided $570,215, representing $700,001 in net proceeds from the revolving bank line, plus proceeds from stock option exercises of $119,258 and a net recovery from stockholder of $59,443, partially offset by term loan and capital lease payments,.

Borrowings under the revolving credit facility at December 31, 2008 were $4,335,898.   The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Backlog and Bookings

Booked orders increased 5.1% to $59,491,542 for the year ended December 31, 2008 as compared to $56,616,979 for the year ended December 31, 2007. The Company’s backlog as of December 31, 2008 was $23,701,243 and was $26,567,167 at December 31, 2007.  The primary factor in the decline in the backlog is attributable to the work completed on several large public agency jobs in New Jersey / New York in 2008, partially offset by the bookings related to the L-3 Contract. Booked orders increased to $56,616,979 in the year ended December 31, 2007 as compared to $53,822,722 in the corresponding period of 2006.

DIVIDENDS

We have not declared cash dividends on our common equity. The payment of dividends is prohibited under the existing credit agreement with TD Bank, N. A.  We may, in the future, declare dividends under certain circumstances.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2008, the Company’s contractual obligations, including payments due by period, are as follows:

	Payment due by period
	2009	2010	2011	2012	2013	Thereafter	Total

Long -Term Debt Obligations	$-	$4,335,898	$-	$-	$-	$-	$4,335,898
Interest Obligation on Long-term debt	140,917	140,917	82,201	-			364,035
Capital Lease Obligations	358,299	297,024	197,928	86,083	-	-	939,334
Short-term debt	372,403	-	-	-	-	-	372,403

Total	$871,619	$4,773,839	$280,129	$86,083	$-	$-	$6,011,670

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving loan for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2008 and 2007, there was $4,335,898 and $3,635,897, respectively, outstanding under this revolving credit facility.

Item 8.  Financial Statements and Supplementary Data

Refer to pages F-1 through F-35.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 5, 2007, the Company notified Demetrius & Company, L.L.C. of its decision to dismiss Demetrius & Company, L.L.C. as the Company’s independent auditors.

Concurrently, the Audit Committee and the Board of Directors approved the engagement of Amper, Politziner and Mattia, LLP as the Company's independent auditors, effective upon notification to Demetrius & Company, L.L.C. of dismissal, and execution of an engagement letter. Amper, Politziner and Mattia, LLP served as the Company's independent auditors beginning with the quarter ended September 30, 2007.

During the period beginning January 1, 2005 through November 5, 2007 (the date Amper, Politziner and Mattia, LLP was appointed), neither the Company nor anyone acting on the Company’s behalf consulted with Amper, Politziner and Mattia, LLP. regarding (1) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or (2) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S-K.

The reports of Demetrius & Company, L.L.C. on the Company’s financial statements for the  2006 fiscal year did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Company’s two most recent fiscal years and the period from the end of the most fiscal year and through November 5, 2007, the date of appointment of  Amper, Politziner & Mattia, LLP, the period January 1, 2007 through November 7, 2007, there were no disagreements with Demetrius & Company, L.L.C. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Demetrius & Company, L.L.C., would have caused Demetrius & Company, L.L.C. to make reference to the matter in its report.

During the year ended December 31, 2008, there were no disagreements with the Company's principal independent accountant on accounting or financial disclosure.

ITEM 9A (T). CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal controls over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the fourth quarter of fiscal year 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information

There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year.

PART III

Item 10.    Directors, Executive Officers and Corporate

Identification of Directors (ages are as of March 10, 2008)

Name	Age	Position(s) with the Company	Director Since
James E. Henry	54	Chairman, Chief Executive Officer, Treasurer and Director	1998
Brian Reach.	54	President, Chief Operating Officer, Secretary and Director	2004
Robert L. De Lia Sr	60	Director	2004
James W. Power	78	Director	2005
Joseph P. Ritorto	76	Director	2002
Richard D. Rockwell	54	Director	2007
David Sands	51	Director	2005

Identification of Executive Officers (ages are as of March 10, 2008)

Name	Age	Position(s) with the Company	Officer Since
James E. Henry	54	Chairman, Chief Executive Officer, Treasurer and Director	1998
Brian Reach	54	President, Chief Operating Officer, Secretary and Director	2004
John P. Hopkins	48	Chief Financial Officer	2006
Brian J. Smith	53	Corporate Controller	2007
Christopher Peckham	43	Chief Information Officer / Chief Security Officer	2007

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

Brian Reach, in addition to his prior duties, was named Chief Operating Officer in August 2006 and President in March 2007.  Mr. Reach has been a member of the Company’s Board of Directors since February 2004 and has served as the Company’s Vice-Chairman since June 2004 and as its Secretary since November 2004. From September 1999 until April 2002, Mr. Reach was the Chief Financial Officer of Globix Corporation, a provider of application, media and infrastructure management services. Globix’s common stock is traded on the OTC Bulletin Board. From May 1997 to August 1999, Mr. Reach was the Chief Financial Officer of IPC Communications, a provider of integrated telecommunications equipment and services to the financial industry. During his tenure at IPC, Mr. Reach successfully guided IPC through its leveraged recapitalization and financially restructured IPC enabling it to invest in strategic acquisitions and next generation technologies. Prior to IPC, Mr. Reach was the Chief Financial Officer of Celadon Group, Inc. and Cantel Industries, Inc. Mr. Reach became a certified public accountant in 1980 and received his Bachelor of Science degree in accounting from the University of Scranton in 1977.

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

James W. Power has been a member of our Board since December 2005. Mr. Chairman of MDI, Inc, a Nasdaq listed provider of integrated access control and physical security products for government and commercial organizations; director of RAE Systems, Inc., a manufacturer of equipment used to detect weapons of mass destruction, hazardous materials and toxic chemicals; and the principal partner in J.W. Power & Associates. Mr. Power previously served as Chairman of the Board of InfoGraphic Systems Corp.; President and Chief Executive Officer of Martec\SAIC; President and Chief Executive Officer of Pinkerton Control Systems and has held senior executive positions with Cardkey Systems, Inc., Nitrol Corporation and TRW Data Systems. Previously, he has served as a director of National Semiconductor, ICS Corporation, and Citicorp Custom Credit and Citicorp Credit Services.

Joseph P. Ritorto has been a member of our Board since January 2002. Mr. Ritorto is the co-founder of First Aviation Services, Inc., which is located in Teterboro Airport, Teterboro, New Jersey and provides a variety of aviation support services. Mr. Ritorto has been an officer, in various capacities, of First Aviation Services since 1986. Mr. Ritorto sold First Aviation Services to a group led by Goldman Sachs in May 2008.  From 1991, until he retired in May 2001, Mr. Ritorto served as the Senior Executive Vice President and Chief Operating Officer of Silverstein Properties, Inc. In this capacity, Mr. Ritorto’s responsibilities included overseeing operations and directing the lease administration of Silverstein owned and managed properties.

Richard D. Rockwell has served as a director of the Company since November 2007. In November 2008, Mr. Rockwell was named Vice Chairman of the Company's Board of Directors and joined the Company's Executive Committee as Chairman. Mr. Rockwell has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.  Mr. Rockwell has been Owner and President of Main Security Surveillance, Inc. since 2005.  From 1982 to 2003, Mr. Rockwell was Founder, Owner and Chief Executive Officer of Professional Security Bureau, Ltd. (“PSB”), a security guard services company.  In 2003 PSB, with annual revenues in excess of $100 million, was divested to Allied Security.  From 1997 through 2003, Mr. Rockwell was co-founder and Chairman of TransNational Security Group, LLC (“TSG”).  TSG afforded the member companies with opportunities for national sales and marketing, national contracting, and combined purchasing power.  From 1995 to 2005, Mr. Rockwell was founder and owner of PeopleVision, a full service advertising and display manufacturing company.  From 1981 to 1982, Mr. Rockwell was vice president, legal affairs of Metropolitan Maintenance Company, a publicly-traded company listed on the Boston stock exchange.  Mr. Rockwell received a Bachelor of Arts from Ithaca College and a Juris Doctor from Western New England College of Law.

David Sands has been a member of our Board since 2005.  Mr. Sands is a certified public accountant and a partner of Buchbinder Tunick & Company LLP where he is the head of the tax department. Mr. Sands is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. Mr. Sands has also lectured at the New York University Summer Continuing Education and the Foundation for Accounting Education Programs. Mr. Sands received a Bachelor of Science from SUNY at Buffalo and a Master of Science in Taxation from Pace University.

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

Christopher Peckham was appointed Chief Information Officer / Chief Security Officer in September 2007.  Prior to joining the Company, Mr. Peckham was Director of Operations with Sungard Higher Education from 2003.  From 1999 to 2003, Mr. Peckham served in several VP positions at Globix Corporation in the areas of Network and Systems Engineering, Operations, and Information Technology.  Prior to that, he held positions in networking and systems at Icon CMT, PFMC, and NJIT.  Mr. Peckham received the B.S., M.S., and Ph.D. degrees in electrical engineering from the New Jersey Institute of Technology and a MBA from Rutgers University.

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

To our knowledge, for the year ended December 31, 2008, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2008, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

(d) Code of Conduct and Ethics

We have a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and a Code of Ethics that applies to our senior financial officers. You can find our Code of Conduct and Code of Ethics on our website: www.hbe-inc.com.   We will post there any amendments to these Codes, as well as any waivers that are required to be disclosed by the rules of either the Securities and Exchange Commission or NASDAQ.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation for the years ended December 31, 2008 and 2007 for our principal executive officer (“PEO”), principal financial officer (“PFO”) and our most highly compensated executive officers other than our PEO and our PFO for the year ended December 31, 2008:

		Salary	Bonus	Option Awards	All Other compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($) (2)	($)
James E Henry, Chairman, Chief Executive Officer, Treasurer and Director	2008	180,131	36,050	-	-	216,181
	2007	174,148	-	-	-	174,148
	2006	130,680	-	-	-	130,680
Brian Reach, President, Chief Operating Officer, Secretary and Director (3)	2008	180,131	36,050	-	6,300	222,481
	2007	173,019	-	10,626	6,281	189,926
	2006	72,000	-	42,363	6,051	120,414
John P. Hopkins, Chief Financial Officer (4)	2008	180,131	33,050	-	6,000	219,181
	2007	175,000	-	31,879	6,500	213,379
	2006	69,000	-	13,283	2,000	84,283
Brian J. Smith (5)	2008	147,971	17,803	-	6,000	171,774
	2007	100,223	-	12,035	4,250	116,508
Christopher Peckham (6)	2008	125,926	25,189	-	4,800	155,915
	2007	36,058	-	5,407	1,400	42,865

(1)  Represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended December 31, 2007 and 2006 for the fair value of the option granted to the named executive officer.  The fair value was estimated in accordance with FASB 123R.  For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)  For Mssrs. Hopkins, Smith and Peckham represents auto allowances.  For Mr. Reach represents medical premium reimbursement.

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

(4)  Effective August 8, 2006, Mr. Hopkins became the Chief Financial Officer.

(5) Effective April 14, 2007 Mr. Smith became the Corporate Controller.

(6) Effective September 10, 2007 Mr. Peckham became the Chief Information Officer / Chief Security Officer.

Grants of Plan-Based Awards in 2008.

There were no grants of stock options under our existing stock option plans issued by us during 2008 to executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2008.

The following table contains information concerning unexercised options held as of December 31, 2008 by the executive officers named in the Summary Compensation Table:

	Option Awards
	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Name	(#)		(#)		(#)	($)
Brian Reach	100,000	(1)	-		-	7.10	5/31/2009
Brian Reach	20,000	(2)	30,000	(2)	-	3.71	8/8/2012
John P. Hopkins	60,000	(3)	90,000	(3)	-	3.71	8/8/2012
Brian Smith	8,000		32,000	(4)	-	4.26	5/14/2013
Brian Smith	2,000		8,000	(5)	-	4.11	11/8/2013
Christopher Peckham	10,000		40,000	(6)	-	4.65	9/11/2013

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

(5) Represents grant of 10,000 incentive stock options which vests in five equal installments of 2,000 on November 8, 2008, 2009, 2010, 2011, and 2012, respectively.

(6) Represents grant of 50,000 incentive stock options which vests in five equal installments of 10,000 on September 11, 2008, 2009, 2010, 2011, and 2012, respectively.

Directors who are also our employees receive no additional compensation for attendance at board meetings. Mr. Henry and Mr. Reach are the only members of the Board of Directors who are also employees.  The Company’s non-employee directors receive a quarterly fee of $1,250 and an annual stock option grant to purchase 2,000 shares of the Company’s common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting. For the year ended December 31, 2008, all of our outside Directors, that is, Directors who are not employees or full-time consultants of the Company, each received compensation as follows:

	Fees Earned or Paid in Cash	Option Awards		Total
Name	($)(1)	($)(2)		($)
Robert De Lia, Sr.	7,750	10,400	(3)	18,150
James W. Power	9,000	10,400	(4)	19,400
Joseph P. Ritorto	9,000	10,400	(5)	19,400
Richard D. Rockwell	10,000	5,200	(6)	15,200
David Sands	10,000	10,400	(7)	20,400

(1)  Outside Directors each receive a cash retainer at a rate of $5,000 per annum and $1,000 for attendence at each meeting.  The Company reimburses Directors for out-of-pocket expenses incurred travelling to Board of Director's meetings.

(2)  Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2008 for the fair value of the option granted to the named Director.  The fair value was estimated in accordance with FASB 123R.  For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)  At December 31, 2008, Mr. De Lia, Sr. held options to purchase 12,000 shares of Common Stock.

(4)  At December 31, 2008, Mr. Power held options to purchase 10,000 shares of Common Stock.

(5)  At December 31, 2008, Mr. Ritorto held options to purchase 12,000 shares of Common Stock.

(6)  At December 31, 2008, Mr. Rockwell held options to purchase 2,000 shares of Common Stock.

(7)  At December 31, 2008, Mr. Sands held options to purchase 10,000 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Ritorto, DeLia and Rockwell. The Board made all decisions concerning executive compensation related to 2008. No executive officer of the Corporation served as a member of the Board of Directors of another entity during 2008.  None of the members of the Compensation Committee has ever been an officer or employee of Henry Bros. Electronics, Inc. or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2008.

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

Our 2008 executive compensation, reflects our effort to realize these objectives.

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

Long-Term Incentive Compensation (Stock Options for Common Shares): The Compensation Committee believes that stock-based compensation arrangements are essential in aligning the interests of management and the stockholders. The Company’s 2002, 2006 and 2007 Stock Plans provides for the issuance of stock options to its executive officers and other employees. Stock options to purchase shares of the Company’s common stock are issued at an exercise price equal to the fair market value of such stock on the date immediately preceding the date on which the stock option is granted. These options typically vest over a three to five year period from the date of grant and are granted to the Company’s executive officers and other employees as part of their employment with the Company or as a reward for past individual and corporate performance. The size of awards is determined by the Committee based on factors such as the executive’s position, individual performance and the Company’s performance.

What do we seek to reward and accomplish through our executive compensation programs?

We believe that our compensation programs, collectively, enable us to attract, retain and motivate high quality executives. We provide annual bonus awards primarily to provide performance incentives to employees to meet corporate performance objectives. Our corporate objectives are measured by sales increases, operating margins, net income and other items of performance as determined on an annual basis. We design long-term incentive awards primarily to motivate and reward employees over longer periods. Through vesting and forfeiture provisions that we include in awards of stock options we provide an additional incentive to executives to act in furtherance of our longer-term interests. An executive whose employment with us terminates before equity-based awards have vested, either because the executive has not performed in accordance with our expectations or because the executive chooses to leave, will generally forfeit the unvested portion of the award.

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

Our Compensation Committee exercises judgment and discretion in setting compensation for our senior executives. The Committee exercises its judgment and discretion only after it has first evaluated the recommendations of our Chief Executive Officer and Chief Operating Officer and evaluated our corporate performance.

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

Goals for executives in 2008 varied because the areas of responsibility of executives differ. Goals are generally developed around metrics tied to our growth and profitability, including increases in revenue and operating profit, decreases in expenses, execution of acquisitions, enhanced operational efficiencies and development of additional opportunities for our long-term growth.

How do we determine when awards are granted, including awards of equity-based compensation?

Historically, our Compensation Committee has awarded annual bonuses in the quarter following the year end. The Compensation Committee makes awards of stock options on an ad hoc basis, but generally quarterly, following review of pertinent financial information and industry data. In addition, the Compensation Committee conducts a thorough review of stock option awards and grant procedures annually. The date on which the Committee has met has varied from year to year, primarily based on the schedules of Committee members, the timing of compilation of data requested by the Committee and the timing related to the hiring of senior management.

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

Our Compensation Committee meets periodically with our Chief Executive Officer and Chief Operating Officer to address executive compensation, including the rationale for our compensation programs and the efficacy of the programs in achieving our compensation objectives. The Compensation Committee also relies on executive management to evaluate compensation programs to assure that they are designed and implemented in compliance with laws and regulations, including SEC reporting requirements. The Compensation Committee relies on the recommendations of our Chief Executive Officer and Chief Operating Officer regarding the performance of individual executives. At meetings in 2008 the Compensation Committee received recommendations from our Chief Executive Officer and Chief Operating Officer regarding salary adjustments and annual bonus and stock option awards for our executive officers. Our Chief Executive Officer and Chief Operating Officer play a significant role in determining the annual cash compensation of our executive officers. The Compensation Committee believes that it is important for it to receive the input of the Chief Executive Officer and Chief Operating Officer on compensation matters since they are knowledgeable about the activities of our executive officers and the performance of their duties and responsibilities, as well as their contributions to the growth of the Company and its business. The Compensation Committee accepted these recommendations after concluding that the recommendations comported with the Committee’s objectives and philosophy and the Committee’s evaluation of our performance and industry data.

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

Joseph P. Ritorto (Chair)
Robert De Lia, Sr.
Richard D. Rockwell

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)           The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2008:

Equity Compensation Plan Information - For the Year Ended December 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	984,515	*	$4.97	245,485
Equity compensation plans not approved by security holders	193,666	**	$7.60	—
Total	1,184,177		$5.40	245,485

* This amount includes options issuable pursuant to our 2002, 2006 and 2007 Stock Option Plans.  The plans authorizes the issuance of options to purchase up to 230,000,  250,000 and 250,000 shares of our Common Stock to employees, directors, and consultants of the Company under the 2002, 2006 and 2007 Stock Option Plans, respectively .

 Also included are options issuable pursuant to our Incentive Stock Option Plan.  The Board of Directors and our shareholders approved the adoption of the Incentive Stock Option Plan on December 23, 1999.  Our Incentive Stock Option Plan provides for the granting of options to purchase a maximum of 500,000 shares of the Company's common stock.

** This amount includes warrants to purchase 138,333 and 55,333 shares at $7.60 expiring July 27, 2009, that were granted in connection with the issuance of 553,333 shares of our common stock to certain qualified institutional investors and the placement agent, respectively, in July 2004.

b)           Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table that follows sets forth, as of March 10, 2008 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated. Unless otherwise indicated, the business address for each of the named individuals is Henry Bros. Electronics, Inc., 17-01 Pollitt Drive, Fair Lawn, New Jersey 07410.

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

The applicable percentage of ownership is based on 5,971,583 shares outstanding as of March 10, 2008.

Name address and title of beneficial owner	Number of shares beneficially owned	Percentage of Common Stock Beneficially Owned
James E. Henry, Chairman, Chief Executive Officer, Treasurer and Director	1,275,378	21.4%

Brian Reach, President, Chief Operating Officer, Secretary, and Director (1)	220,000	3.7%

John P. Hopkins, Chief Financial Officer (2)	64,500	1.1%

Brian J. Smith, Corporate Controller (3)	18,000	*

Christopher Peckham, Chief Information Officer / Chief Security Officer (4)	10,000	*

Robert De Lia, Sr., Director (5)	66,694	1.1%

James W. Power, Director (6)	10,000	*

Joseph P. Ritorto, Director (7)	52,000	*

Richard D. Rockwell (8)	2,044,703	34.2%
	-
David Sands, Director (9)	10,000	*

All executive officers and directors as a group (10 persons) (10)	3,795,510	63.6%

* Less than 1%

(1) The amount shown for Mr. Reach includes a currently exercisable option to purchase 100,000 shares of the Company’s Common Stock at a price of $7.10 per share and a currently exercisable option to purchase 20,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(2) The amount shown for Mr. Hopkins includes a currently exercisable option to purchase 60,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(3) The amount shown for Mr. Smith includes a currently exercisable option to purchase 16,000 shares of the Company’s Common Stock at a price of $4.26 per share and 2,000 shares of the Company’s Common Stock at a price of $4.11 per share.

(4) The amount shown for Mr. Peckham includes a currently exercisable option to purchase 10,000 shares of the Company’s Common Stock at a price of $4.65 per share.

(5) The amount shown for Mr. De Lia, Sr. includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $7.19, $4.90, $3.33 and $4.65 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(6) The amount shown for Mr. Power includes three currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $6.08, $3.33, and $4.65 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(7) The amount shown for Mr. Ritorto includes four currently exercisable options to purchase 2,000 shares each of the Company’s common stock at $7.19, $4.90, $3.33, and $4.65 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(8)  The amount shown for Mr. Rockwell includes a currently exercisable option to purchase 2,000 shares of the Company’s Common Stock at a price of $5.60.

(9) The amount shown for Mr. Sands includes three currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $4.90, $3.33, and $4.65 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(10) The amount shown includes currently exercisable options to purchase 208,000 shares of the Company’s common stock.

Item 13.         Certain Relationships and Related Transactions and Director Independence

a)         Joseph P. Ritorto, a member of our Board of Directors since January 2002, was co-founder of First Aviation Services, Inc. (“First Aviation”).  Mr. Ritorto sold First Aviation to a group led by Goldman Sachs in May 2008. In 2007 and 2006, the Company had revenues of $546,375 and $678,138 principally associated with an integrated security systems project with First Aviation.  During the period in 2008 that the business was owned by Mr. Ritorto, the Company had no revenues from First Aviation.  There are no outstanding accounts receivable due from First Aviation at December 31, 2008 related to the period that the business was owned by Mr. Ritorto.

b)           The Company considers Messrs. De Lia, Power , Ritorto, Rockwell and Sands to be independent directors in accordance the NASDAQ’s listing standards.

Item 14.    Principal Accountant Fees and Services

Fees Paid to Our Independent Auditors During 2008 and 2007

Audit Fees

The aggregate fees paid to Amper, Politziner & Mattia, LLP for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2008 and the review of the financial statements on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2008 were $161,710.

The aggregate fees paid to Amper, Politziner & Mattia, LLP for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2007 and the review of the financial statements on Form 10-Q for the quarter ended September 30, 2007 were $144,200.

The aggregate fees billed by Demetrius & Company, L.L.C. for professional services rendered for the reviews of the financial statements on Form 10-Q for the quarters ended March 30 and June 30, 2007 were $15,000.

Audit-Related Fees

There were no audit-related fees paid to Amper, Politziner & Mattia, LLP in 2008 and 2007.

The aggregate fees billed for audit-related services by Demetrius & Company, L.L.C. for the year ended December 31, 2007 were approximately $2,200.

Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

Tax Fees

There were no tax fees paid to Amper, Politziner & Mattia, LLP in 2008 and 2007.

There were no tax fees paid to Demetrius & Company, L.L.C. in 2007.

All Other Fees

There were no other fees paid to Amper, Politziner & Mattia, LLP in 2008 and 2007.

The aggregate fees billed for all other professional services rendered by Demetrius & Company, L.L.C. for the year ended December 31, 2007 was $15,000. These fees related to a 401(k) plan audit.

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

Date: March 23, 2008	HENRY BROTHER ELECTRONICS, INC.

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
                        SIGNATURE

Date: March 23, 2008	/s/ James E. Henry
James E. Henry
Chairman, Chief Executive Officer, Treasurer and Director

Date: March 23, 2008	/s/ Brian Reach
Brian Reach
President, Chief Operating Officer,
Secretary and Director

Date: March 23, 2008	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer

Date: March 23, 2008	/s/ Robert L. DeLia Sr.
Robert L. DeLia Sr.
Director

Date: March 23, 2008	/s/ James W. Power
James W. Power
Director

Date: March 23, 2008	/s/ Joseph P. Ritorto
Joseph P. Ritorto
Director

Date: March 23, 2008	/s/ Richard D. Rockwell
Richard D. Rockwell
Director

Date: March 23, 2008	/s/ David Sands
David Sands
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Henry Bros. Electronics, Inc. and Subsidiaries (the “Company”) as of December 31 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the consolidated financial statements, in 2007, Henry Bros. Electronics, Inc. and Subsidiaries adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”

In connection with our audits of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts.  In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia LLP

March 19, 2009
Edison, New Jersey

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying  consolidated statements of operations, stockholders’ equity, and cash flows of Henry Bros. Electronics, Inc. and Subsidiaries for the year ended December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Henry Bros. Electronics, Inc. and Subsidiaries, and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Demetrius & Company, L.L.C.

Wayne, New Jersey
October 17, 2007

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,704	$3,277,450
Accounts receivable-net of allowance for doubtful accounts $801,306 in 2008 and $810,588 in 2007	18,164,066	13,306,558
Inventory	1,201,477	1,460,931
Costs in excess of billings and estimated profits	5,512,101	3,195,039
Deferred tax asset	1,363,309	739,563
Retainage receivable	1,756,481	1,708,125
Prepaid expenses and income tax receivable	878,003	900,924
Other assets	330,052	315,081
Total current assets	29,233,193	24,903,671

Property and equipment - net of accumulated depreciation $2,993,961 in 2008 and $2,408,653 in 2007	2,620,790	2,408,640
Goodwill	3,592,080	3,379,030
Intangible assets - net of accumulated amortization	1,016,665	1,183,547
Deferred tax asset	-	306,224
Other assets	147,380	150,458
TOTAL ASSETS	$36,610,108	$32,331,570

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,927,365	$8,157,774
Accrued expenses	4,833,618	3,128,965
Accrued taxes	200,774	139,403
Billings in excess of costs and estimated profits	2,006,751	1,577,002
Deferred income	157,890	206,460
Current portion of long-term debt	629,742	634,948
Revolving loan	-	3,635,897
Other current liabilities	532,932	451,490
Total current liabilities	15,289,072	17,931,939

Long-term debt, less current portion	4,855,662	465,539
Deferred tax Liability	406,417	-
TOTAL LIABILITIES	20,551,151	18,397,478

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized; 5,966,583 shares issued and outstanding in 2008 and 5,926,065 in 2007	59,666	59,261
Additional paid in capital	17,732,596	17,165,892
Accumulated deficit	(1,733,305)	(3,291,061)
TOTAL EQUITY	16,058,957	13,934,092
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$36,610,108	$32,331,570

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2008	2007	2006

Revenue	$62,357,466	$57,852,216	$42,132,852
Cost of revenue	46,465,194	45,076,126	30,818,832
Gross profit	15,892,272	12,776,090	11,314,020

Operating expenses:
Selling, general and administrative expenses	12,797,730	12,695,509	12,720,381
Goodwill and intangible asset impairment charges	-	43,999	1,191,000
Operating profit (loss)	3,094,542	36,582	(2,597,361)

Interest income	91,558	73,493	19,515
Other income (expense)	17,266	(191)	(674)
Interest expense	(271,290)	(349,907)	(103,923)
Income (loss) before tax expense	2,932,076	(240,023)	(2,682,443)

Provision for (benefit from) income taxes	1,374,320	63,281	(422,305)
Net income (loss)	$1,557,756	$(303,304)	$(2,260,138)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share	$0.27	$(0.05)	$(0.39)
Weighted average common shares	5,786,104	5,768,864	5,749,964

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted earnings (loss) per common share	$0.26	$(0.05)	$(0.39)
Weighted average diluted common shares	5,988,782	5,768,864	5,749,964

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2005	5,889,399	$58,894	$16,956,008	$(689,058)	$15,982,966

Employee stock options exercised	6,666	67	30,930		30,997

Value of stock option grants			230,267		-

Shares issued in connection with the acquisition of CIS Security Systems	20,000	200	67,000		67,200

Amortization of value assigned to stock option grants					189,593

Net loss for December 31, 2006				(2,260,138)	(2,260,138)

Balance at December 31, 2006	5,916,065	59,161	17,284,205	(2,949,196)	14,010,618

Reclassification of deferred stock compensation upon adoption of SFAS 123(R)			(383,552)
					-
Cumualitive effect for adpotion of Fin 48				(38,561)	(38,561)

Shares issued in connection with the acquisition of CIS Security Systems	10,000	100	37,400		37,500

Amortization of value assigned to stock option grants			227,839		227,839

Net loss for December 31, 2007				(303,304)	(303,304)

Balance at December 31, 2007	5,926,065	59,261	17,165,892	(3,291,061)	13,934,092

Recovery from shareholder, net			59,443		59,443

Surrendered shares to purchase fixed asset	(3,200)	(32)	(14,048)		(14,080)

Employee stock options exercised	23,718	237	119,021		119,258

Shares issued in connection with the acquisition of CIS Security Systems	20,000	200	120,350		120,550

Amortization of value assigned to stock option grants			281,938		281,938

Net income for December 31, 2008				1,557,756	1,557,756

Balance at December 31, 2008	5,966,583	$59,666	$17,732,596	$(1,733,305)	$16,058,957

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$1,557,756	$(303,304)	$(2,260,138)
Adjustments to reconcile net income (loss) from operations to net cash (used in) provided by operating activities:

Depreciation and amortization	840,738	899,325	699,559
Bad debt expense	346,602	41,123	172,402
Provision for obsolete inventory	202,490	180,000	384,000
Impairment charges	-	43,999	1,191,000
Stock option expense	281,938	227,839	189,593
Deferred income taxes	88,895	(26,730)	(386,007)
Changes in operating assets and liabilities:
Accounts receivable	(5,204,110)	280,677	(3,071,303)
Inventory	56,964	67,002	(801,540)
Costs in excess of billings and estimated profits	(2,317,062)	1,448,430	(1,484,855)
Retainage receivable	(48,357)	(317,657)	(180,454)
Other assets	(14,970)	(25,002)	(21,809)
Prepaid expenses and income tax receivable	22,920	(446,123)	(204,614)
Accounts payable	(1,230,408)	2,184,728	1,930,035
Accrued expenses	1,766,022	(1,576,749)	2,285,202
Billings in excess of costs and estimated profits	429,749	409,743	(9,554)
Deferred income	(48,571)	(270,315)	(93,714)
Other liabilities	81,437	198,609	19,587
Net cash (used in) provided by operating activities	(3,187,967)	3,015,594	(1,642,610)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(62,500)	(25,000)	(1,666,363)
Purchase of property and equipment	(569,494)	(652,704)	(1,393,001)
Net cash used in investing activities	(631,994)	(677,704)	(3,059,364)
Cash flows from financing activities:
Recovery from shareholder, net	59,443	-	-
Proceeds from issuance of common stock - net of fees	119,258	-	30,997
Net proceeds from revolving bank lines	700,001	788,000	2,847,896
Proceeds from bank loans	-	-	186,500
Payments of bank loans	(221,110)	(206,602)	(217,810)
Net repayments of other debt	-	(9,135)	(26,465)
Net change in equipment financing	(87,377)	167,443	(96,977)
Net cash provided by financing activities	570,215	739,706	2,724,141
(Decrease) Increase in cash and cash equivalents	(3,249,746)	3,077,597	(1,977,833)
Cash and cash equivalents - beginning of period	3,277,450	199,853	2,177,686
Cash and cash equivalents - end of period	$27,704	$3,277,450	$199,853
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$265,876	$331,924	$86,093
Taxes	1,032,642	240,000	325,812
Non-cash investing and financing activities:
Equipment financed	316,511	359,040	250,493
Issuance of stock to acquire businesses	120,550	37,500	67,200
Surrender shares to purchase fixed assets	14,080	-	-

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The table below shows revenue percentage by geographic location for each of the years ended December 31:

	2008	2007	2006
New Jersey/New York	45%	46%	44%
California	20%	20%	27%
Texas	4%	4%	3%
Arizona	11%	8%	7%
Colorado	8%	9%	11%
Maryland / Virginia (1)	10%	8%	4%
Integration segment	98%	95%	96%
Specialty segment	2%	7%	7%
Inter-segment	0%	-2%	-3%
Total revenue	100%	100%	100%

(1) Acquired October 2, 2006

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

 (b)   Reclassifications

The presentation of certain prior year information has been reclassified to conform to the current year presentation.  The Company has reclassified certain costs from cost of revenue into selling, general and administrative expenses.  The amount of this reclassification was $692,635, $499,179, and $767,904, for the years ended December 31, 2008, 2007 and 2006, respectively.  These reclassifications had no impact on operating profit (loss).  The gross profit for each of the quarters for the years ended December 31, 2008 and 2007 reflect the impact of this reclassification (See Note 18).

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Except for projects in excess of $1 million, the majority of the Company’s projects are completed within a year. Revenue from product sales are recognized when title and risk of loss passes to the customer.  Service contracts, which are separate and distinct agreements from project agreements, are billed either monthly or quarterly.  Accordingly, revenues from service contracts are recognized ratably over the length of the agreement.

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(g)   Inventory

Inventory is stated at the lower of cost or market value.  Cost has been determined using the first-in, first-out method.  Inventory quantities on-hand are periodically reviewed, and where necessary, reserves for excess and obsolete inventories are recorded.

(h)  Retainage Receivable

Retainage receivables represent balances billed but not paid pursuant to retainage provisions of the project contracts and will be due and payable upon completion of specific tasks or the completion of the contract.

(i)   Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation.  Depreciation is computed on a straight-line basis over estimated useful lives of four to ten years.  Leasehold improvements are amortized over the shorter of related lease term or the estimated useful lives.  Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income.  Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.  There was no impaired property and equipment in 2008, 2007 and 2006.

(j)    Intangible Assets

The Company’s intangible assets include goodwill and other intangibles that consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete.  Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition.

The Company follows the provisions of Statement of Financial and Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets”, whereby goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the Company had not recorded goodwill or other intangible assets with indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete, are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis. The Company recorded an impairment charge of $43,999 for the write down of a trade name for the year ended December 31, 2007.  There were no write downs for the years ended December 31, 2008 and 2006.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(k)   Goodwill

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of SFAS 142. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. The Company determines the reporting unit by analyzing geographic region, as management evaluates the Company’s performance in this manner. We identified five separate and distinct operating units for the testing requirements of SFAS 142. In 2008 and 2007, no charges to operations resulted from management’s goodwill impairment evaluation.  However, based upon our 2006 evaluation, the Company took a charge to operations of $1.2 million (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market.

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

Credit risk is generally diversified due to the large number of customers that make up the Company’s customer base and their geographic dispersion. The Company performs an ongoing credit evaluation of its customers. In 2008, billings to one customer represented 6.8% of the Company’s consolidated revenue or 6.9% of revenue from the Integration segment. In 2008, accounts receivable from one customer represented 10.1% of the Company’s consolidated net accounts receivable.  Revenues from local government agencies were 36.7%, 40.7% and 22.6%  of total revenue for the years ended December 31, 2008, 2007 and 2006, respectively.

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

(n)   Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2008.

 (o)   Advertising Costs

The Company expenses advertising cost when the advertisement occurs.  Total advertising expenses amounted to approximately $93,599, $63,759 and $67,542 for the years ended December 31, 2008, 2007 and 2006, respectively.

(p)   Stock Based Compensation

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Shared−Based Payment,” (SFAS No. 123R). SFAS No. 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period that the employee is required to perform services in exchange for the award. SFAS No. 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant date fair value of the award. The Company adopted SFAS No. 123R using the modified prospective method. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

(q)   Warranty

The Company offers warranties on all products, including parts and labor that ranges from one to three years, depending upon the product. For products made by others, the Company passes along the manufacturer’s warranty to the end user.  For the years ended December 31, 2008, 2007 and 2006, warranty expense was $40,155, $44,868 and $34,490, respectively.

 (r)   Net Earnings (Loss) Per Share

The computation of basic earnings (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted loss per share excludes the dilutive effects of common stock equivalents such as options and warrants. Potentially dilutive securities are not included in loss per share for the years ended December 31, 2007 and 2006 as their inclusion would be antidilutive.

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2007	2006
Options to purchase common stock	50,834	1,149

Shares issued in connection with the acquisition of Securus Inc., held in escrow	150,001	150,001

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

(t)   Recent Accounting Pronouncements

In October 2008, the FASB issued FSP No. 157-3.  “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” ("FSP 157-3”).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP 157-3 was effective for the Company on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (or at least annually).

In May 2008, the FASB issued SFAS No. 162.  The Hierarchy of Generally Accepted Accounting Principles.  The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP.  Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69.  “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor.  Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411.  The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Effective January 1, 2008, the Company adopted SFAS No. 157. “Fair Value Measurements”.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2.  “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to its financial assets and liabilities only.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements.  Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The adoption of this Statement did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141R.  SFAS No. 141R replaces SFAS No. 141.  This Statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  This Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This Statement will have an impact on future acquisitions.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51. “ SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company does not expect the adoption of this Statement to have a material impact, if any, on the Company’s consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

2.         ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2008	2007

Completed contracts, including retentions	$2,829,701	$2,665,882
Contracts in progress:	16,135,671	11,451,264

	18,965,372	14,117,146
Less: Allowance for doubtful accounts	801,306	810,588
	$18,164,066	$13,306,558

At December 31, 2008 and 2007, the largest accounts receivable from any one customer represented 10.1% and 14.8% of the net accounts receivable, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

3.         COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billing on uncompleted contracts consisted of the following:

	December 31,
	2008	2007

Cost incurred on uncompleted contracts	$68,235,896	$43,011,153
Billings on uncompleted contracts	64,730,546	41,393,116
	$3,505,350	$1,618,037

Included in accompanying Balance Sheets under the following captions:

	December 31,
	2008	2007
Costs in excess of billings and estimated profits	$5,512,101	$3,195,039
Billings in excess of costs and estimated profits	2,006,751	1,577,002
	$3,505,350	$1,618,037

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

4.           INVENTORY

Inventories consisted of the following:

	December 31,
	2008	2007

Component parts	$166,254	$194,669
Finished goods	1,810,762	1,861,801
	1,977,016	2,056,470
Less: Valuation allowance	(775,539)	(595,539)
Net inventory	$1,201,477	$1,460,931

5.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2008	2007

Office equipment	$518,156	$468,046
Demo and testing equipment	330,403	144,376
Automotive equipment	2,114,458	1,797,947
Computer equipment	1,669,172	1,420,511
Machinery and equipment	586,011	618,728
Leasehold improvements	396,551	367,686
	5,614,751	4,817,294
Less: Accumulated depreciation	(2,993,961)	(2,408,654)
	$2,620,790	$2,408,640

Depreciation expense was $673,856, $689,884 and $515,972 for the years ended December 31, 2008, 2007 and 2006, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Equipment under capital leases included in Property and Equipment are as follows:

	December 31,
	2008	2007
Automotive equipment	$1,187,543	$871,032
Less: Accumulated depreciation	(420,249)	(176,115)
	$767,294	$694,917

6.           GOODWILL

Goodwill consisted of the following:
	December 31
	2008	2007

National Safe of California, Inc.	$483,753	$483,753
Photo Scan Systems, Inc.	472,475	472,475
Henry Bros. Electronics, LLC (Arizona)	317,114	317,114
Airolite Communications, Inc.	250,034	250,034
Securus, Inc.	971,210	971,210
CIS Security Systems Corp.	1,059,200	846,150
Southwest Securityscan, Inc.	38,294	38,294
	$3,592,080	$3,379,030

In 2008 and 2007, no charges to operations resulted from management’s goodwill impairment evaluation.  However, based upon the Company’s 2006 goodwill evaluation under the requirements of FAS 142, the Company took a charge to operations of $1.2 million (or $.21 per diluted share) associated with goodwill impairment associated with our California banking vertical market (National Safe of California).

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

7.           INTANGIBLE ASSETS
Intangible assets consist of the following:

	Amortizable Intangibles

	Acquired		Covenant		Total
	Customer	Service	Not to	Trade	Amortizable	Trade	Total
	List	Rights	Compete	Name	Intangibles	Name	Intangibles
Gross carrying value:
December 31, 2006	$959,998	$436,649	$287,773	$80,000	$1,764,420	$315,114	$2,079,534
Additions (deletions)	-	-	-	-	-	-	-
Impairment charge	-	-	-	(43,999)	(43,999)	-	(43,999)
December 31, 2007	959,998	436,649	287,773	36,001	1,720,421	315,114	2,035,535
Additions (deletions)	-	-	-	-	-	-	-
Impairment charge	-	-	-	-	-	-	-
December 31, 2008	959,998	436,649	287,773	36,001	1,720,421	315,114	2,035,535

Accumulated amortization:
December 31, 2006	(172,851)	(188,464)	(261,805)	(20,000)	(643,120)	-	(643,120)
2007 Amortization	(118,702)	(48,197)	(25,968)	(16,001)	(208,868)	-	(208,868)
Impairment charge	-	-	-		-	-	-
December 31, 2007	(291,553)	(236,661)	(287,773)	(36,001)	(851,988)	-	(851,988)
2008 Amortization	(118,690)	(48,193)			(166,882)		(166,882)
Impairment charge	-	-	-	-	-	-	-
December 31, 2008	(410,243)	(284,854)	(287,773)	(36,001)	(1,018,870)	-	(1,018,870)
Net carrying value	$549,755	$151,795	$-	$-	$701,551	$315,114	$1,016,665

Weighted average life in years	11	6	3	5	6

Amortization expense was $166,882, $208,868, and $183,587 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future amortization expense for the next five years is as follows:

December 31
2009	166,899
2010	164,031
2011	120,089
2012	120,089
2013	94,425

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (3.25% at December 31, 2008 and 7.25% at December 31, 2007).  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

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

Long-term debt included the following balances:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

	December 31,
	2008	2007
Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$103,410	$324,520

Revolving line at the prime rate of interest, payable in monthly installments thru June 30, 2010	4,335,898	3,635,897

Corporate insurance financed at 7.85% in monthly installments thru October 1, 2009	268,992	172,807

Capitilzed lease obligations due in monthly installments, with interest ranging from 6.4% to 12.7%	777,104	595,587

Other miscellaneous debt	-	7,573
	5,485,404	4,736,384
Less: Current Portion	(629,742)	(634,948)
Revolving loan	-	(3,635,897)
	$4,855,662	$465,539

The weighted average prime interest rate for the years ended December 31, 2008, 2007 and 2006 were 4.8%, 7.9% and 7.9%, respectively.

Aggregate maturities of all outstanding debt at December 31, 2008:
2009	$629,742
2010	4,545,792
2011	170,645
2012	139,225
$5,485,404

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Obligations Under Capital Leases:

Future minimum lease payments for assets under capital leases outstanding at December 31, 2008:

2009	$358,299
2010	297,024
2011	197,928
2012	86,083
939,334
Less: Amount representing interest	(162,230)
Present value of net minimum lease payments	$777,104

9.           INCOME TAXES

The tax provision consists of the following:

	Years Ended December 31,
	2008	2007	2006
Federal:
Current	$821,398	$5,869	$(130,790)
Deferred	138,507	24,465	(318,002)
	959,905	30,334	(448,792)
State:
Current	464,027	63,934	94,492
Deferred	(49,612)	(30,987)	(68,005)
	414,415	32,947	26,487
	$1,374,320	$63,281	$(422,305)

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The components of the deferred tax asset (liability) as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred Tax Asset:
Allowance for doubtful accounts	$331,330	$313,385
Accrued absences	237,991	220,139
Accrued warranty	219,514	188,922
Bonus accrual	276,120	-
Inventory	321,479	230,855
Deferred rent	43,436	20,622
Stock compensation	93,542	64,217
Unearned maintenance	-	40,131
Net operating loss carry forward	465,592	592,281

Total deferred tax asset	$1,989,004	$1,670,552

Deferred Tax Liability:
Deferred revenue	$(66,561)	$(274,490)
Depreciation	(503,838)	(23,646)
Goodwill	(83,228)	-
Intangible assets	(378,485)	(326,629)

Total deferred tax liability	$(1,032,112)	$(624,765)

Net deferred tax asset	$956,892	$1,045,787

Net short-term asset	$1,363,309	$739,563
Net long-term (liability) asset	$(406,417)	$306,224

 For the year ended December 31, 2008, the Company utilized net operating loss carryforwards of approximately $416,000.  Additionally, for the year ended December 31, 2008 the Company utilized $67,800 NOL’s from acquired subsidiaries.  Therefore, there remains approximately $1,007,000 of acquired NOL’s which are subject to various expiration dates.  The acquired NOL’s are also subject to limitations in their use based on the value of the acquired company at the date of the change of ownership.

The Company also has State NOL’s of approximately $5.9 million for which a tax benefit of approximately $118,000 has been recorded in the schedule above. The state tax benefit is net of approximately  $319,000 of a valuation allowance since the Company does not believe it is more likely than not they will be able to utilize all State NOL’s in the near future.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The provision for income taxes reported for the years ended December 31, differs from that computed using the United States statutory tax rate of 34% due to the following:

	Years Ended December 31,
	2008	2007	2006
Provision (benefit) for taxes using statutory rate	$996,906	$(81,608)	$(918,977)
State taxes, net of federal tax benefit	218,412	10,823	17,481
FIN 48 state exposure - penalty and interest	9,224	10,926	-
FIN 48 state exposure - net of federal tax benefit on interest	(1,458)	(2,387)	-
State taxes, net of federal tax benefit-change in estimated rate	-	1,841	-
Change in prior year deferred tax estimates - State	6,880	5,280	-
Change in prior year deferred tax estimates - Federal	31,397	23,076	-
Permanent differences:
Goodwill impairment	-	14,960	404,940
Goodwill tax amortization	-	(8,651)	-
Qualified stock based compensation	91,602	66,585	58,501
Other	21,357	22,435	15,750
Provision (benefit) for income taxes	$1,374,320	$63,280	$(422,305)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximate $38,561 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.  There were no additional tax liabilities identified in 2008, except for the potential additional interest on those liabilities recognized at December 31, 2007.   As of December 31, 2008 and 2007, the Company had $54,866 and $47,100, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2008 and 2007 follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

	Years Ended December 31,
	2008	2007
Gross unrecognized income tax benefits beginning of year	$47,100	$38,561
Additions for tax postions of the current year		-
Additions for the tax positions of prior years	7,766	8,539
Gross unrecognized income tax benefits at end of year	$54,866	$47,100

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, New Jersey and California as major tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years. The periods subject to examination for the Company’s state returns in New York, New Jersey and California are years 2005 through 2007. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At December 31, 2008 and 2007, the Company recognized approximately $9,224 and $12,092, respectively, in potential interest and penalties associated with uncertain tax positions.  The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The 2002, 2006 and 2007 Plans (collectively “the Plans”) allow the granting of incentive stock options or non-qualified stock options to the Company’s employees, directors and consultants, up to a maximum of 230,000, 250,000 and 250,000 shares of its common stock for the 2002, 2006 and 2007 Plans, respectively.  All stock options granted under the Plans will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant.  The 2002 Plan will terminate on May 9, 2012, the 2006 Plan will terminate on August 2, 2016, and the 2007 Plan will terminate on November 8, 2017, or such earlier date as the Board of Directors may determine.  Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first.  The exercise price of the stock option will be at fair market value.  Vesting is at the discretion of the Compensation Committee.  The Plans allow for immediate vesting if there is a change of control. As of December 31, 2008, in total, 245,485 options are available for future grant under the 1999, 2002, 2006 and 2007 Plans.  The Company charged $281,938, $227,839 and $189,593 to operations for the years ended December 31, 2008, 2007 and 2006, respectively, for the fair value of those options granted subsequent to January 1, 2003.

A summary of stock option activity under the Plan’s follows:

	Number of Outstanding Shares Exercisable		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable

December 31, 2005	471,375	240,375	5.95	6.70
Granted at market	256,000		3.90
Exercised	(6,666)		4.65
Terminated	(50,109)		5.65
December 31, 2006	670,600	290,435	5.17	6.37
Granted at market	309,800		4.32
Exercised	-
Terminated	(63,500)		5.39
December 31, 2007	916,900	354,620	4.87	5.68
Granted at market	128,000		5.56
Exercised	(21,218)		5.07
Terminated	(39,167)		5.03
December 31, 2008	984,515	496,856	4.97	5.44

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

 A summary of the status of the Company’s nonvested shares as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2007	380,165	$1.67

Granted in 2007	309,800	2.16

Vested in 2007	(84,215)	1.75

Forfeited (nonvested)	(43,470)	2.09

Nonvested at December 31, 2007	562,280	$1.91

Granted in 2008	128,000	2.56

Vested in 2008	(237,918)	1.75

Forfeited (nonvested)	(35,297)	2.03

Nonvested at December 31,2008	417,065	2.00

As of December 31, 2008, there was $661,158 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan.  That cost is expected to be recognized over a weighted-average period of 4.4 years.

The aggregate fair value of options outstanding at December 31, 2008, was $2,004,649 and had a weighted-average remaining contractual life of 3.6 years. Of these options outstanding, 496,856 were exercisable and 481,106 were expected to vest, and had an aggregate fair value of $903,109 with a weighted-average remaining contractual life of 4.8 years. The following table provides information related to options exercised during the years ended December 31:

	2008	2007	2006
Total intrinsic value	$146,701	-	39,596
Cash received upon exercise	119,258	-	30,997
Related tax benefits realized	11,391	-	2,924

Stock based compensation is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

	2008	2007	2006
Expected Life (years)	4.3	4.0	3.0
Expected volatility	42.9%	51.9%	36.8%
Risk-free interest rates	2.9%	4.1%	4.2%
Dividend yield	-	-	-
Weighted-average grant-date fair value	$2.56	$2.16	$1.44

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

11.           STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 30,000 shares of its restricted common stock in 2007 and 2008 to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 50,000 shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

In connection with the acquisition of Securus, Inc. on October 10, 2005, the Company issued an aggregate of 150,001 shares of its common stock, all of which are being held in escrow pursuant to the stock purchase escrow agreement between the Company and the selling shareholders of Securus, Inc. These shares held in escrow may be earned out through December 31, 2010 based upon the aggregate value of the earnings before interest and tax (“EBIT”) to $2,960,000.

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

Warrants - In connection with the Company’s private placement of its common stock to certain qualified institutional investors in July 2004 (as noted above), such investors were issued warrants to acquire 138,333 shares of common stock at an exercise price of $7.60 per share, exercisable for a period commencing six months after the date of issuance through the fifth anniversary of the issuance. In addition, the Placement Agent was issued warrants to acquire 55,333 shares of common stock with the same terms as those issued to the institutional investors. These warrants will expire July 27, 2009.

A total of 245,485 common shares are reserved for exercise of employee stock options and warrants as of December 31, 2008.

12.           COMMITMENTS

Leases - The Company leases its office and warehouse facilities under operating leases that expire through 2016.  Future minimum rental payments, under non-cancelable leases as of December 31, 2008, are as follows:

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

2009	$748,753
2010	661,158
2011	429,445
2012	364,995
2013	263,800
Thereafter	685,084
$3,153,235

Rent expense under operating leases was $890,778, $754,258 and $663,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

13.           EMPLOYEE BENEFIT PLAN

As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the “401-K Plan”). As of September 1, 2003, the Company decided to discontinue matching employee contributions to the 401-K Plan, but resumed discretionary matches in 2008. The Company has implemented a match for 2008 whereby the Company matched 25% of employee’s contributions, up to 10% of the employees salary, with a maximum match of $750.  An expense of $73,879 was recorded for the year ended December 31, 2008 associated with the Company matching contribution. The Company plans to continue the same discretionary match in 2009. The Company’s contributions to the employees' accounts vest equally over three years and the employee contribution to their own account vests immediately. There were no Company matching contributions to the 401-K plan during 2007 or 2006.

14.           RELATED PARTY TRANSACTIONS

Joseph P. Ritorto, a member of our Board of Directors since January 2002, was co-founder of First Aviation Services, Inc. (“First Aviation”).  Mr. Ritorto sold First Aviation to a group led by Goldman Sachs in May 2008. In 2007 and 2006, the Company had revenues of $546,375 and $678,138 principally associated with an integrated security systems project with First Aviation.  During the period in 2008 that the business was owned by Mr. Ritorto, the Company had no revenues from First Aviation.  There are no outstanding accounts receivable due from First Aviation at December 31, 2008 related to the period that the business was owned by Mr. Ritorto.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

15.           CONTINGENT LIABILITIES

In July 2007, an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. In December 2007, his family commenced litigation against the former Company employee who was driving the vehicle, as well as the Company.  In the fourth quarter 2008, the case was settled by our insurance carrier.  In January 2009, a motion was filed by our insurance carrier requesting that the court deem that the settlement was entered into in good faith.  A court hearing on that motion is scheduled for April 16, 2009.

We know of no other material litigation or proceeding, pending or threatened, to which we are or may become a party.

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s consolidated financial statements.

16.           SEGMENT DATA

Selected information by business segment is presented in the following tables for the years ended December 31:

	For the year ended December 31,
	2008	2007	2006
Revenue
Integration	$60,843,182	$56,332,837	$40,606,101
Specialty	1,514,284	2,147,355	2,766,024
Inter-segment	-	(627,976)	(1,239,273)
Total Revenue	$62,357,466	$57,852,216	$42,132,852

Operating Profit (Loss)
Integration	$7,019,073	$3,159,353	$144,229
Specialty	(625,431)	(544,471)	(751,919)
Corporate	(3,299,100)	(2,578,300)	(1,989,671)
Total Operating Profit (Loss)	$3,094,542	$36,582	$(2,597,361)

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Selected balance sheet information by business segment is presented in the following table as of December 31:

	December 31,
	2008	2007
Total Assets:
Integration	$33,304,890	$27,821,570
Specialty	1,756,730	950,000
Corporate	1,548,488	3,560,000
Total Assets	$36,610,108	$32,331,570

17.	ACQUISITIONS

On October 2, 2006, the Company consummated the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, for an aggregate purchase price of $1,545,973 ($850,000 in cash to the selling shareholder, the assumption and subsequent repayment of CIS debt in the amount of $603,364, the issuance of 20,000 shares of the Company’s $0.01 par value common stock valued at $67,200 and $25,409 in transaction costs). In addition, the selling shareholder may earn an additional amount up to $250,000 in cash and 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011. As of December 31, 2008, on a cumulative basis the selling shareholder has earned $117,500 in cash and 30,000 additional shares (valued at $158,050) of the Company’s common stock through the achievement of certain performance targets, which resulted in the $213,050 and $62,500 additional goodwill during each of the years ended December 31, 2008 and 2007, respectively.

Established in 1987, CIS provides design, engineering and installation services for integrated electronic security systems for both commercial and government clients in the Washington-Baltimore metropolitan area. CIS also provides design-build services for large-scale security systems for malls, shopping centers and stadiums throughout the country.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

The purchase price was allocated to the assets acquired and liabilities assumed based upon the estimated fair market values as follows:

Cash and cash equilivalents	$15,721
Accounts receivable – net	794,503
Inventory	62,522
Cost in excess of billings	47,810
Other assets	14,901
Total current assets	935,457
Property and equipment - net	74,722
Amortizable intangible assets:
Customer relationship	235,000
Deferred tax asset	265,739
Other assets	8,330
Total assets	1,519,248
Accounts Payables	(504,620)
Other current liabilities	(158,305)
Deferred tax liability	(94,000)
Net assets acquired	$762,323

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended March 31	Ended June 30	Ended Sept. 30	Ended Dec. 31 (1)
Year Ended December 31, 2008
Revenue	$15,906,046	$15,123,950	$12,262,372	$19,065,098
Gross profit (2)	3,689,108	3,841,951	3,612,452	4,748,761
Net income	283,957	337,261	210,782	725,756

Earnings per share
Basic	$0.05	$0.06	$0.04	$0.12
Diluted	0.05	0.06	0.04	0.12

Year Ended December 31, 2007
Revenue	$10,871,301	$13,521,198	$15,861,239	$17,598,478
Gross profit (2)	2,204,018	3,393,639	3,653,547	3,524,886
Net (loss) income	(820,415)	150,044	328,040	39,027

(Loss) earnings per share
Basic	$(0.14)	$0.03	$0.06	$0.01
Diluted	(0.14)	0.03	0.05	0.01

Earnings per share are computed independently for each of the quarters presented, on the basis described in Note 1.  The sum of the quarters may not be equal to the full year earnings per share amount.

(1) The Company’s increase in net income is principally the result of an improvement in the gross profit margin on increased revenue and shift in project mix to higher margin projects.
(2) The Company has reclassified certain costs from cost of revenue to selling, general and administrative expenses.  These changes had no impact on operating profit or loss.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$810,587	$346,602	$-	$355,883	$801,306
Inventory allowance	595,539	180,000	-	-	775,539
Warranty reserve	392,220	40,155	-	27,969	404,406
Year ended December 31, 2007	-
Deducted from asset accounts:
Allowance for doubtful accounts	983,791	41,123	-	214,327	810,587
Inventory allowance	415,539	180,000	-	-	595,539
Warranty reserve	392,307	44,868	-	44,955	392,220
Year ended December 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	811,389	206,894	-	34,492	983,791
Inventory allowance	31,539	384,000	-	-	415,539
Warranty reserve	393,405	34,490	-	35,588	392,307

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-K:

Exhibit Number	Description of Document	Method of Filing

3.1 —	Certificate of Incorporation of the Company	(1)
3.2 —	By-laws of the Company	(1)
3.3 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 5, 2001	(2)
3.4 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 28, 2001	(2)
3.5 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 9, 2005	(3)
3.6 —	Amended and Restated By-laws of the Company, filed on August 9, 2005	(3)

4.1 —	Specimen Common Stock Certificate of the Company	(4)
10.1 —	2002 Stock Option Plan	(5)
10.5 —	1999 Incentive Stock Option Plan and form of Stock Option Agreement	(1)
10.8 —	Office Lease between the Company and Eagle-DFW, Inc.	(6)
10.11 —	Agreement between the Company and Administaff, Inc.	(7)
10.12 —	Loan Agreement between the Company and Hudson United Bank	(8)
10.13 —	Stock Purchase Agreement between the Company and Securus, Inc.	(9)
10.14 —	Office Lease between the Company and C.K. Bergen Holdings, LLC	(10)
10.15 —	Stock Purchase Agreement between the Company and CIS Security Systems, Corporation	(11)
10.16 —	2006 Stock Option Plan	(12)
10.17 —	2007 Stock Option Plan	(15)
14.1 —	Code of Ethics	(13)
14.2 —	Nominating Committee Charter	(14)
14.3 —	Audit Committee Charter	(15)
21.1 —	List of Subsidiaries	(*)
23.1 —	Consent of Amper, Politziner & Mattia, LLP	(*)
23.2 —	Consent of Demetrius & Company, LLC	(*)
24 —	Power of Attorney (included on signature page hereto)	(*)
31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
31.2 —	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
31.3 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
32 —	Section 1350 Compliance	(*)
99 —	Audit Committee Report	(*)

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