Form 10-Q
period 2009-03-31
Henry Bros. Electronics, Inc.
filed 2009-05-14
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from __________to__________
Commission File No. 1-16779

Henry Bros. Electronics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3690168
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17-01 Pollitt Drive
Fair Lawn, New Jersey 07410
(address of principal executive offices) (Zip Code)
Registrant’s Telephone number, including area code:                   (201) 794-6500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  ☐     Accelerated filer    ☐      Non-accelerated filer   ☐ Smaller Reporting Company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No  ☒

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,020,699 shares of common stock, $.01 par value per share, as of May 1, 2009.

INDEX

		Page
Part I	Financial Information

Item 1.	Condensed Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2009 (Unaudited) and
	December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations for the three months ended
	March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 (Unaudited) and March 31, 2008 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three
	months ended March 31, 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16-20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

Part II	Other Information.

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

SIGNATURES		22

CERTIFICATIONS

Part I     Financial Information

Item 1.   Condensed Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,104,406	$27,704
Accounts receivable-net of allowance for doubtful accounts of
$716,685 at March 31, 2009 and $801,306 at December 31, 2008	18,193,051	18,164,066
Inventory	1,222,979	1,201,477
Costs in excess of billings and estimated profits	4,152,393	5,512,101
Deferred tax asset	1,117,975	1,363,309
Retainage receivable	1,358,316	1,756,481
Prepaid expenses and income tax receivable	1,451,855	878,003
Other assets	501,058	330,052
Total current assets	31,102,033	29,233,193

Property and equipment - net of accumulated depreciation of
$3,174,092 at March 31, 2009 and $2,993,961 at December 31, 2008	2,770,936	2,620,790
Goodwill	3,666,330	3,592,080
Intangible assets - net of accumulated amortization	974,945	1,016,665
Other assets	176,435	147,380
TOTAL ASSETS	$38,690,679	$36,610,108

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$6,228,247	$6,927,365
Accrued expenses	4,759,487	4,833,618
Accrued taxes	-	200,774
Billings in excess of costs and estimated profits	2,960,408	2,006,751
Deferred income	284,664	157,890
Current portion of long-term debt	534,389	629,742
Other current liabilities	543,743	532,932
Total current liabilities	15,310,938	15,289,072

Long-term debt, less current portion	6,452,467	4,855,662
Deferred tax liability	393,259	406,417
TOTAL LIABILITIES	22,156,664	20,551,151

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
6,013,032 shares issued and outstanding in 2009 and 5,966,583 shares in 2008	60,130	59,666
Additional paid in capital	18,041,068	17,732,596
Accumulated deficit	(1,567,183)	(1,733,305)
TOTAL EQUITY	16,534,015	16,058,957
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$38,690,679	$36,610,108

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	Three months ended March 31,
	2009	2008
Revenue	$15,308,212	$15,906,046
Cost of revenue	11,086,198	12,216,938
Gross profit	4,222,014	3,689,108

Operating expenses:
Selling, general and administrative expenses	3,870,860	3,129,181
Operating profit	351,154	559,927

Interest income	6,970	30,044
Other income	13,186	4,214
Interest expense	(65,701)	(76,733)
Income before tax expense	305,609	517,452

Provision for income taxes	139,487	233,495
Net income	$166,122	$283,957

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.03	$0.05
Weighted average common shares	5,829,581	5,776,064

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share	$0.03	$0.05
Weighted average diluted common shares	6,143,851	5,880,721

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income	$166,122	$283,957
Adjustments to reconcile net income from operations
to net cash provided by operating activities:

Depreciation and amortization	222,691	182,397
Bad debt expense	67,658	88,810
Provision for obsolete inventory	-	30,000
Stock option expense	60,000	54,000
Deferred income taxes	232,177	63,125
Changes in operating assets and liabilities:
Accounts receivable	(96,643)	144,417
Inventory	(21,502)	(22,222)
Costs in excess of billings and estimated profits	1,359,708	(1,041,232)
Retainage receivable	398,165	443,711
Other assets	(171,006)	(9,023)
Prepaid expenses and income tax receivable	(573,852)	(804)
Accounts payable	(699,118)	(208,595)
Accrued expenses	(274,905)	114,223
Billings in excess of costs and estimated profits	953,657	151,285
Deferred income	126,773	25,237
Other liabilities	10,808	78,490
Net cash provided by operating activities	1,760,733	377,776
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(25,000)	(25,000)
Purchase of property and equipment	(112,813)	(70,378)
Net cash used in investing activities	(137,813)	(95,378)
Cash flows from financing activities:
Recovery from shareholder, net	-	59,443
Proceeds from exercising of stock options - net of fees	169,686	-
Borrowings from revolving bank lines	1,500,000	-
Payments of bank loans	(57,757)	(53,714)
Net repayments of other debt	(90,253)	(63,498)
Payments of equipment financed	(67,894)	(34,280)
Net cash provided by (used in) financing activities	1,453,782	(92,049)
Increase in cash and cash equivalents	3,076,702	190,349
Cash and cash equivalents - beginning of period	27,704	3,277,450
Cash and cash equivalents - end of period	$3,104,406	$3,467,799
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$64,701	$71,828
Taxes	710,152	175,500
Non-cash investing and financing activities:
Equipment financed	217,464	42,425
Issuance of stock to acquire businesses	79,250	49,400

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2008	5,966,583	$59,666	$17,732,596	$(1,733,305)	$16,058,957

Employee stock options exercised	36,449	364	169,322		169,686

Shares issued in connection with
the acquisition of CIS Security Systems	10,000	100	79,150		79,250

Amortization of value assigned to
stock option grants			60,000		60,000

Net income				166,122	166,122

Balance at March 31, 2009	6,013,032	$60,130	$18,041,068	$(1,567,183)	$16,534,015

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.  Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its subsidiaries, (the “Company”) considers necessary for the fair presentation of the Company’s financial position as of March 31, 2009, the results of its operations and cash flows for the three month periods ended March 31, 2009 and 2008, and changes in stockholders’ equity for the three month period ended March 31, 2009. The Company’s December 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of March 31, 2009, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Description of Business:
The Company’s operations are divided into two business segments – Security System Integration (“Integration”) and Specialty Products and Services (“Specialty”). The Integration segment provides a cradle to grave services for a wide variety of security, communications and control systems.  The Company specializes in turn-key systems that integrate many different technologies.  Systems are customized to meet the specific needs of its customers. Through the Specialty segment we provide emergency preparedness programs, and specialized radio frequency communication equipment and integration.  Each of the Company’s segments markets its products and services nationwide with an emphasis in Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the following periods:

	Three months ended
	March 31,
	2009	2008
New Jersey/New York	48%	47%
California	16%	20%
Texas	4%	4%
Arizona	8%	11%
Colorado	12%	9%
Virginia / Maryland	10%	9%
Integration segment	98%	100%
Specialty segment	2%	1%
Inter-segment	0%	-1%
Total revenue	100%	100%

2.  Summary of Significant Accounting Policies:

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company.  Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition.  All material intercompany transactions have been eliminated in consolidation.

 Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.  The Company has reclassified certain costs from cost of revenue into selling, general and administrative expenses.  The amount of this reclassification was $146,123 for the three months ended March 31, 2008.  These reclassifications had no impact on operating profit.

Use of Estimates:

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

4.           Stock Based Compensation

For the three months ended March 31, 2009 and 2008, the Company charged $60,000 and $54,000, respectively, to operations for stock based compensation expense.

A summary of stock option activity for the three months ended March 31, 2009 under the Company’s various Stock Option Plans’ follows:

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
December 31, 2008	984,515	496,856	$4.97	$5.44
Granted at market	35,000		6.28
Exercised	(38,649)		4.66
Forfeited or expired	-
March 31, 2009	980,866	511,866	5.02	5.46

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The fair value of the Company’s stock option awards granted during the three months ended March 31, 2009 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (years)	5.7
Expected volatility	51.76%
Risk-free interest rates	1.78%
Dividend yield	-
Weighted-average grant-date fair value	$2.82

There were no stock options granted during the three months ended March 31, 2008.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.   Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	March 31,	December 31,
	2009	2008

Cost incurred on uncompleted contracts	$71,181,944	$68,235,896
Billings on uncompleted contracts	69,989,959	64,730,546
	$1,191,985	$3,505,350

Included in accompanying Balance Sheets under the following captions:

	March 31,	December 31,
	2009	2008
Costs in excess of billings and estimated profits	$4,152,393	$5,512,101
Billing in excess of costs and estimated profits	2,960,408	2,006,751
	$1,191,985	$3,505,350

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (3.25% at March 31, 2009 and December 31, 2008).  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

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

Long-term debt included the following balances:

	March 31,	December 31,
	2009	2008
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$45,653	$103,410

Revolving line at the prime rate of interest, payable in monthly
installments thru June 30, 2010	5,835,898	4,335,898

Corporate insurance financed at 7.85% payable in monthly
installments thru October 1, 2009	178,739	268,992

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	926,566	777,104
	6,986,856	5,485,404
Less: Current Portion	(534,389)	(629,742)
	$6,452,467	$4,855,662

The weighted average prime interest rate was 3.25% and 4.8% for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

7.           Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2009. The Company’s overall effective tax rate during the three months ended March 31, 2009 is estimated to be approximately 45.6%, as compared to an estimated overall effective tax rate of 45.1% for the three months ended March 31, 2008.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The estimated overall effective income tax rate for fiscal 2008 has not been impacted by any material discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change.  The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an approximate $38,561 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.  There were no additional tax liabilities identified in 2008, except for the potential additional interest on those liabilities recognized at December 31, 2007. As of December 31, 2008 and 2007, the Company had $54,866 and $47,100, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.  There have been no significant changes in the quarter ended March 31, 2009.

8.           STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 30,000 shares during 2007 and 2008 and 10,000 shares during the first quarter of 2009 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 40,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

9.           Segment Data

Selected information by business segment is presented in the following tables:

	Three months ended March 31,
	2009	2008
Revenue
Integration	$14,989,646	$15,798,688
Specialty	318,566	153,237
Inter-segment	-	(45,879)
Total Revenue	$15,308,212	$15,906,046

Operating Profit (Loss)
Integration	$1,191,876	$2,015,169
Specialty	63,896	(605,325)
Corporate	(904,618)	(849,917)
Total Operating Profit (Loss)	$351,154	$559,927

Selected balance sheet information by business segment is presented in the following table as of:

	March 31,	December 31,
	2009	2008
Total Assets:
Integration	$34,477,792	$33,304,890
Specialty	1,095,226	1,756,730
Corporate	3,117,661	1,548,488
Total Assets	$38,690,679	$36,610,108

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

10.  Contingent Liabilities

In July 2007, an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. In December 2007, his family commenced litigation against the former Company employee who was driving the vehicle, as well as the Company.  In the fourth quarter 2008, the case was settled by our insurance carrier.  In January 2009, a motion was filed by our insurance carrier requesting that the court deem that the settlement was entered into in good faith.  A court hearing on that motion was held on April 16, 2009 and the case was dismissed.

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

To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility with TD Bank.  Borrowings under the revolving credit facility were $5,835,898, at March 31, 2009. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

TRENDS

We anticipate our overall average operating margins for our business to be 6.0% for the year ended December 31, 2009, as compared to an operating margin of 5.0% in 2008 and essentially breakeven operating margin in 2007.  Our revenue forecast for 2009 remains at $80 million.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first quarter of 2009, the revenue recognized under this contract represented $1.5 million and there were outstanding task orders included in our backlog of approximately $4.0 million at March 31, 2009.  There was no revenue recognized under this contract for the first quarter of 2008.

Three Months Ended March 31, 2009 compared to March 31, 2008

	(Unaudited)
	Three months ended March 31,
	2009	2008	% Change
Revenue	$15,308,212	$15,906,046	-3.8%
Cost of revenue	11,086,198	12,216,938	-9.3%
Gross profit	4,222,014	3,689,108	14.4%

Operating expenses:
Selling, general and administrative expenses	3,870,860	3,129,181	23.7%
Operating profit	351,154	559,927	-37.3%

Interest income	6,970	30,044	-76.8%
Other income	13,186	4,214	212.9%
Interest expense	(65,701)	(76,733)	-14.4%
Income before tax expense	305,609	517,452	-40.9%

Provision for income taxes	139,487	233,495	-40.3%
Net income	$166,122	$283,957	-41.5%

Revenue - Revenue for the three months ended March 31, 2009 was $15,308,212, representing a decrease of $597,834 or 3.8%, as compared to revenue of $15,906,046 for the three months ended March 31, 2008.  New Jersey’s revenues decreased significantly as a result of the winding down of work completed on contracts for several large public agencies in the New York Metropolitan area, as well as a decline in revenue from our Arizona and California operations.  Partially offsetting these declines was an increase in revenue from our Colorado and Virginia operations and revenue recorded under the L-3 Contract.

Cost of Revenue - Cost of revenue for the three months ended March 31, 2009 was $11,086,198 as compared to $12,216,938 for the three months ended March 31, 2008. The gross profit margin for the three months ended March 31, 2009 was 27.6% as compared to 23.2% for the three months ended March 31, 2008.  In the first quarter of 2008, our Airorlite subsidiary incurred significant losses in order to complete work on certain open contracts which depresses gross profit for that period in 2008.  Our California Banking operation had a decline in gross profit dollars and margins during the first quarter of 2009 on lower revenues and less profitable jobs as this sector has been directly impacted by the turmoil in the U.S. Banking sector. Our Arizona operation had lower quarter over quarter gross profit margins due to a decline in revenue resulting from increased competition.  Also, while the gross profit margin was slightly better quarter over quarter, the lower revenue from our New Jersey / New York operation was the main cause of the decline in gross profit dollars from the integration segment during the quarter.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,870,860 for the three months ended March 31, 2009 as compared to $3,129,181 for the three months ended March 31, 2008. This increase of 23.7% or $741,679 was mainly attributable to higher personnel related costs. As part of our strategic growth initiative, we have increased our sales force by 62% starting in the last quarter of 2008 and continuning throughout the first quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas and Grand Junction, Colorado.  Higher training costs for our sales and technical staff were also incurred during the current quarter, which contributed to the overall increase.

Interest Income – Interest income for the three months ended March 31, 2009 was $6,970 as compared to $30,044 for the three months ended March 31, 2008.  This decrease was attributable to lower average cash balances during the three month period ended March 31, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended March 31, 2009 was $65,701 as compared to $76,733 for the three months ended March 31, 2008.  While the average outstanding debt balance was $1,680,000 higher in the three month period ended March 31, 2009 versus that in the three months ended March 31, 2008, the average prime rate of interest paid was 317 basis points lower in the 2009 period than it was in 2008 resulting in a lower net interest expense.

Tax Expense – The effective tax rate for the three months ended March 31, 2009 was 45.6%, based upon income before tax expense of $305,609.  The effective tax rate for the three months ended March 31, 2008 was 45.1%, based upon income before tax expense of $517,452.  These tax rates are a result of the Company operating in multiple states and jurisdictions with higher tax rates than the average of all states combined.

Net Income - As a result of the above noted factors our net income was $166,122 for the three months ended March 31, 2009 compared to net income of $283,957 for the three months ended March 31, 2008. This resulted in diluted earnings per share of $0.03 on weighted average diluted common shares outstanding of 6,143,851 for the three months ended March 31, 2009, as compared to diluted earnings per share of $0.05 on weighted average diluted common shares outstanding of 5,880,721 for the three month period ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $3,104,406.  Our net current assets were $15,791,095 at March 31, 2009 versus $13,944,121 at December 31, 2008.  Total debt at March 31, 2009 was $6,986,856 compared to the December 31, 2008 balance of $5,485,404.

Cash provided by operating activities was $1,760,733 during the three months ended March 31, 2009.  The most significant source of cash resulted from a net decrease in costs in excess of billings and estimated profits of $1,359,708, which includes the deferral of costs related to the L-3 Contract, and an increase in billings in excess of costs and profits of $953,657.  Also contributing to cash provided from operations was a decrease in retainage receivables of $398,165.  This was partially offset by a decrease in accounts payable and accrued expenses of $699,118 and $274,905, respectively.

Cash used in investing activities was $137,813, comprised of $112,813 for the purchase of property and equipment and $25,000 of earn-out payments associated with the CIS acquisition.

Cash used provided by financing activities was $1,453,782, of which $1,500,000 represents borrowings from our revolving bank line and $169,686 of proceeds from stock option exercises, partially offset by $215,904 represents the repayments of bank loans and other debt.

Borrowings under the revolving credit facility were $5,835,898 at March 31, 2009 and were $4,335,898 at December 31, 2008.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010 and interest continues to be paid monthly in arrears at TD Bank’s prime rate. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Backlog and Bookings

Booked orders of $11,740,763 in the first quarter of 2009 was essentially flat with the same quarter of 2008. The Company’s backlog as of March 31, 2009 was $20,133,794 and was $22,404,437 at March 31, 2008.  The work completed on several large public agency jobs in New Jersey / New York during the year ended December 31, 2008 is the primary factor in the decline in the backlog, partially offset by the L-3 Contract bookings.

Critical Accounting Policies and Estimates

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for year ended December 31, 2008.  Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest.  At March 31, 2009, there was $5,835,898 outstanding under this credit facility.

Current economic conditions may cause a decline in business spending which could adversely affect our business and financial performance and our operating results are impacted by the health of the U.S economy.  Accordingly, our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit to our customers and recession.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009.   Based on such evaluation, such officers have concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II -   Other Information

Item 1.	Legal Proceedings

In July 2007, an accident occurred in Corona, California involving one of the Company’s vehicles. The operator of a motorcycle was killed in the accident. In December 2007, his family commenced litigation against the former Company employee who was driving the vehicle, as well as the Company.  In the fourth quarter 2008, the case was settled by our insurance carrier.  In January 2009, a motion was filed by our insurance carrier requesting that the court deem that the settlement was entered into in good faith.  A court hearing on that motion was held on April 16, 2009 and the case was dismissed.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: May 14, 2009	By: /s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer, Treasurer and Director

Date: May 14, 2009	By: /s/ BRIAN REACH

Brian Reach

President, Chief Operating Officer, Secretary and Director

Date: May 14, 2009	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer