Form 10-Q
period 2009-06-30
Henry Bros. Electronics, Inc.
filed 2009-08-13
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,025,366 shares of common stock, $.01 par value per share, as of August 7, 2009.

INDEX

		Page
Part I	Financial Information	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and
	December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations for the three and six months ended
	June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended
	June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the six
	months ended June 30, 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	17-22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

Part II	Other Information .

Item 1.	Legal Proceedings	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS

Part I     Financial Information

Item 1.   Condensed Consolidated Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,265,070	$27,704
Accounts receivable-net of allowance for doubtful accounts of	16,733,346	18,164,066
$779,696 at June 30, 2009 and $801,306 at December 31, 2008
Inventory	1,241,691	1,201,477
Costs in excess of billings and estimated profits	3,446,549	5,512,101
Deferred tax asset	1,117,975	1,363,309
Retainage receivable	1,284,492	1,756,481
Prepaid expenses and income tax receivable	1,344,060	878,003
Other assets	362,809	330,052
Total current assets	26,795,992	29,233,193

Property and equipment - net of accumulated depreciation of	2,430,483	2,620,790
$3,357,336 at June 30, 2009 and $2,993,961 at December 31, 2008
Goodwill	3,708,830	3,592,080
Intangible assets - net of accumulated amortization	933,225	1,016,665
Other assets	519,988	147,380
TOTAL ASSETS	$34,388,518	$36,610,108

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$3,874,810	$6,927,365
Accrued expenses	3,846,453	4,833,618
Accrued taxes	4,422	200,774
Billings in excess of costs and estimated profits	1,434,357	2,006,751
Deferred income	92,660	157,890
Current portion of long-term debt	411,228	629,742
Revolving credit line maturing within one year	6,235,898	-
Other current liabilities	772,434	532,932
Total current liabilities	16,672,262	15,289,072

Long-term debt, less current portion	585,345	4,855,662
Deferred tax liability	393,260	406,417
TOTAL LIABILITIES	17,650,867	20,551,151

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized;
6,021,366 shares issued and outstanding in 2009 and 5,966,583 shares in 2008	60,214	59,666
Additional paid in capital	18,189,367	17,732,596
Accumulated deficit	(1,511,930)	(1,733,305)
TOTAL EQUITY	16,737,651	16,058,957
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$34,388,518	$36,610,108

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Revenue	$29,280,192	$31,029,997	$13,971,980	$15,123,951
Cost of revenue	21,168,069	23,498,938	10,081,871	11,282,000
Gross profit	8,112,123	7,531,059	3,890,109	3,841,951
Operating expenses:
Selling, general & administrative expenses	7,562,645	6,256,168	3,691,785	3,126,987
Operating profit	549,478	1,274,891	198,324	714,964

Interest income	9,037	52,981	2,067	22,937
Other income	15,794	8,248	2,608	4,034
Interest expense	(165,407)	(142,728)	(99,706)	(65,995)
Income before tax expense	408,902	1,193,392	103,293	675,940
Tax expense	187,527	572,174	48,040	338,679
Net income	$221,375	$621,218	$55,253	$337,261

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.04	$0.11	$0.01	$0.06
Weighted average common shares	5,850,048	5,772,864	5,870,291	5,772,864

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share:	$0.04	$0.10	$0.01	$0.06
Weighted average diluted common shares	6,044,499	5,976,008	6,064,742	5,976,008

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$221,375	$621,218
Adjustments to reconcile net income from operations
to net cash (used in) provided by operating activities:
Depreciation and amortization	459,098	386,822
Bad debt expense	159,979	109,099
Provision for obsolete inventory	-	30,000
Stock option expense	193,000	112,000
Deferred income taxes	232,177	95,149
Changes in operating assets and liabilities:
Accounts receivable	1,270,740	98,516
Inventory	(40,214)	135,610
Costs in excess of billings and estimated profits	2,065,552	(1,015,915)
Retainage receivable	471,990	(207,453)
Other assets	(32,757)	(8,748)
Prepaid expenses and income tax receivable	(466,057)	304,059
Accounts payable	(3,052,553)	(718,533)
Accrued expenses	(1,183,517)	596,407
Billings in excess of costs and estimated profits	(572,394)	423,853
Deferred income	(65,231)	(4,229)
Other liabilities	239,502	37,926
Net cash (used in) provided by operating activities	(99,310)	995,781
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(37,500)	(37,500)
Purchase of property and equipment	(196,576)	(173,815)
Net cash used in investing activities	(234,076)	(211,315)
Cash flows from financing activities:
Recovery from shareholder, net	-	59,443
Exercise of employee stock options	185,069	-
Net proceeds from revolving bank lines	1,900,000	-
Payments of bank loans	(103,410)	(108,546)
Net repayments of other debt	(271,869)	(158,697)
Payments of equipment financing	(139,038)	(82,761)
Net cash provided by (used in) financing activities	1,570,752	(290,561)

Increase in cash and cash equivalents	1,237,366	493,905
Cash and cash equivalents - beginning of period	27,704	3,277,450
Cash and cash equivalents - end of period	$1,265,070	$3,771,355
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$144,508	$142,728
Taxes	$698,083	$225,000
Non-cash investing and financing activities:
Equipment financed	$268,844	$168,519
Issuance of stock to acquire businesses	$79,250	$-
Surrender shares to purchase fixed assets	$-	$14,080

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2008	5,966,583	$59,666	$17,732,596	$(1,733,305)	$16,058,957

Employee stock options exercised	39,783	398	184,671		185,069

Shares issued in connection with
the acquisition of CIS Security Systems	15,000	150	79,100		79,250

Amortization of value assigned to
stock option grants			193,000		193,000

Net income				221,375	221,375

Balance at June 30, 2009	6,021,366	$60,214	$18,189,367	$(1,511,930)	$16,737,651

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its subsidiaries, (the “Company”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2009, the results of its operations and cash flows for the six month periods ended June 30, 2009 and 2008, and changes in stockholders’ equity for the six month period ended June 30, 2009. The Company’s December 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of June 30, 2009, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the following periods:

	Six months ended
	June 30,
	2009	2008
New Jersey/New York	47%	47%
California	20%	19%
Texas	4%	4%
Arizona	8%	11%
Colorado	12%	8%
Virginia / Maryland	8%	9%
Integration segment	99%	98%
Specialty segment	2%	2%
Inter-segment	-1%	0%
Total revenue	100%	100%

2.  Summary of Significant Accounting Policies:

Principles of Consolidation:

The condensed consolidated financial statements include the accounts of the Company.  Acquisitions are recorded as of the purchase date, and are included in the consolidated financial statements from the date of acquisition.  All material intercompany transactions have been eliminated in consolidation.

 Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.  The Company has reclassified certain costs from cost of revenue into selling, general and administrative expenses.  The amount of this reclassification was $221,335 and $367,458 for the three and six months ended June 30, 2008.  This reclassification had no impact on operating profit.

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

Recently Issued Accounting Pronouncements:

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results.

In May 2009, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 165, Subsequent Event (SFAS 165).  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations, financial position or liquidity.  Subsequent events were evaluated through August 13, 2009, the date the financial statements of the Company were issued.

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of June 30, 2009.

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

4.  Stock Based Compensation

For the three months ended June 30, 2009 and 2008, the Company charged $133,000 and $58,000, respectively, to operations for stock based compensation expense.  For the six months ended June 30, 2009 and 2008, the Company charged $193,000 and $112,000, respectively, to operations for stock based compensation expense.  A modification to a stock option, previously issued to an executive officer, extending the term for one year, resulted in an expense in the second quarter, equal to the net increase in the fair value of the modified stock option of $49,000.

A summary of stock option activity for the six months ended June 30, 2009 under the Company’s various Stock Option Plans’ follows:

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
January 1, 2009	984,515	496,856	$4.97	$5.44
Granted at market	45,000		6.31
Exercised	(39,783)		4.62
Forfeited or expired	(17,000)		7.86
June 30, 2009	972,732	335,933	$4.98	$4.44

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The fair value of the Company’s stock option awards granted during the six months ended June 30, 2009 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (years)	4.4
Expected volatility	51.4%
Risk-free interest rates	1.85%
Dividend yield	-
Weighted-average grant-date fair value	$2.83

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.  Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	June 30,	December 31,
	2009	2008
Cost incurred on uncompleted contracts	$73,276,321	$68,235,896
Billings on uncompleted contracts	71,264,129	64,730,546
	$2,012,192	$3,505,350

Included in accompanying Balance Sheets under the following captions:

	June 30,	December 31,
	2009	2008
Costs in excess of billings and estimated profits	$3,446,549	$5,512,101
Billing in excess of costs and estimated profits	1,434,357	2,006,751
	$2,012,192	$3,505,350

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (3.25% at June 30, 2009 and December 31, 2008).  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

The Term Loan provides for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continued through June 30, 2010. Interest under the Term Loan was 6.75%.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.

Long-term debt included the following balances:

	June 30,	December 31,
	2009	2008
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 30, 2010	$-	$103,410

Revolving line at the prime rate of interest, payable in monthly
installments of interest only thru June 30, 2010	6,235,898	4,335,898

Corporate insurance financed at 7.85% payable in monthly
installments thru October 1, 2009	89,664	268,992

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	906,909	777,104
	7,232,471	5,485,404
Less: Current Portion	(411,228)	(629,742)
Revolving loan	(6,235,898)	-
	$585,345	$4,855,662

The weighted average prime interest rate was 3.25% and 4.8% for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

7.  Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2009. The Company’s overall effective tax rate during the six months ended June 30, 2009 is estimated to be approximately 45.9%, as compared to an estimated overall effective tax rate of 47.9% for the six months ended June 30, 2008.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The estimated overall effective income tax rate for fiscal 2009 has not been impacted by any material discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change.  As of December 31, 2008 and 2007, the Company had $54,866 and $47,100, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.  There have been no significant changes in the quarter ended June 30, 2009.

8.   STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 30,000 shares during 2007 and 2008 and 15,000 shares during the first six months of 2009 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 35,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

9.  Segment Data

Selected information by business segment is presented in the following tables:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Revenue
Integration	$28,886,728	$30,533,724	$13,897,082	$14,735,036
Specialty	661,464	603,398	342,898	450,161
Inter-segment	(268,000)	(107,125)	(268,000)	(61,246)
Total revenue	$29,280,192	$31,029,997	$13,971,980	$15,123,951

Operating Profit
Integration	$2,328,801	$3,520,033	$1,136,925	$1,504,864
Specialty	66,743	(581,436)	2,847	23,889
Corporate	(1,846,066)	(1,663,706)	(941,448)	(813,789)
Total operating profit	$549,478	$1,274,891	$198,324	$714,964

Selected balance sheet information by business segment is presented in the following table as of:

	June 30,	December 31,
	2009	2008
Total Assets:
Integration	$31,248,709	$33,304,890
Specialty	1,078,779	1,756,730
Corporate	2,061,030	1,548,488
Total assets	$34,388,518	$36,610,108

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

To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility with TD Bank.  Borrowings under the revolving credit facility were $6,235,898, at June 30, 2009. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

TRENDS

As a result of the protracted credit freeze and severe recession which are having a significant negative impact on construction markets and capital spend patterns of commercial businesses, we are revising our revenue forecast for 2009 to fall within a range of $65 million to $70 million, from the previous estimate of $80 million.  We anticipate our overall average operating margins for our business to now be 3.0% to 5.0% for the year ended December 31, 2009, from a previous estimate of 6.0%, as compared to an operating margin of 5.0% in 2008 and essentially breakeven operating margin in 2007.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first two quarters of 2009, the revenue recognized under this contract represented $4.0 million and there were outstanding task orders included in our backlog of approximately $2.5 million at June 30, 2009.  There was no revenue recognized under this contract for the first two quarters of 2008.

Three Months Ended June 30, 2009 compared to June 30, 2008

	(Unaudited)
	Three months ended June 30,
	2009	2008	% change
Revenue	$13,971,980	$15,123,951	-7.6%
Cost of revenue	10,081,871	11,282,000	-10.6%
Gross profit	3,890,109	3,841,951	1.3%
Operating expenses:
Selling, general & administrative expenses	3,691,785	3,126,987	18.1%
Operating profit	198,324	714,964	-72.3%

Interest income	2,067	22,937	-91.0%
Other income	2,608	4,034	-35.4%
Interest expense	(99,706)	(65,995)	51.1%
Income before tax expense	103,293	675,940	-84.7%
Tax expense	48,040	338,679	-85.8%
Net income	$55,253	$337,261	-83.6%

Revenue - Revenue for the three months ended June 30, 2009 was $13,971,980, representing a decrease of $1,151,971 or 7.6%, as compared to revenue of $15,123,951 for the three months ended June 30, 2008. Revenue was down in all of the Company’s integration regions in the second quarter of 2009 versus the same quarter in the prior year, with the exception of Colorado, which was up 57.7%. The New Jersey region had the greatest decrease, as a result of the winding down of large projects that were not replaced by similar projects due to competitive margin pressure. These declines are due principally to the protracted credit freeze and economic downturn which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses. Partially offsetting these declines was an increase in revenue resulting from the L-3 Contract.

Cost of Revenue - Cost of revenue for the three months ended June 30, 2009 was $10,081,872 as compared to $11,282,000 for the three months ended June 30, 2008. The gross profit margin for the three months ended June 30, 2009 was 27.8% as compared to 25.4% for the three months ended June 30, 2008.   Our Arizona and Mid-Atlantic operations had lower quarter over quarter gross profit margin dollars due to their respective decline in revenues.  While revenues and gross profit dollars were down in our New Jersey / New York operation, margins improved as we closed out several of the jobs with large public agencies in the New York Metropolitan area referenced above in “Revenue”.  Also contributing to the increase in gross profit was the profit recognized under the L-3 Contract.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,691,785 for the three months ended June 30, 2009 as compared to $3,126,987 for the three months ended June 30, 2008. This increase of 18.1% or $564,798 was mainly attributable to higher personnel related costs. As part of our strategic growth initiative, we have increased our sales force by over 60% starting in the last quarter of 2008 and continuing throughout the second quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas and Grand Junction, Colorado.

Interest Income – Interest income for the three months ended June 30, 2009 was $2,067 as compared to $22,937 for the three months ended June 30, 2008.  This decrease was attributable to lower average cash balances during the three month period ended June 30, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended June 30, 2009 was $99,706 as compared to $65,995 for the three months ended June 30, 2008.  The increase is due to the average outstanding revolving debt balance being  $1,816,484  higher in the three month period ended June 30, 2009 versus that in the three months ended June 30, 2008, offset in part by a 175 basis point lower average prime rate of interest in 2009 compared to the same period in 2008.

Tax Expense – The effective tax rate for the three months ended June 30, 2009 was 46.5%, based upon income before tax expense of $103,293.  The effective tax rate for the three months ended June 30, 2008 was 50.1%, based upon income before tax expense of $675,940.  These tax rates are a result of the Company operating in multiple states and jurisdictions with higher tax rates than the average of all states combined.

Net Income - As a result of the above noted factors our net income was $55,253 for the three months ended June 30, 2009 compared to net income of $337,261 for the three months ended June 30, 2008. This resulted in diluted earnings per share of $0.01 on weighted average diluted common shares outstanding of 6,064,742 for the three months ended June 30, 2009, as compared to diluted earnings per share of $0.06 on weighted average diluted common shares outstanding of 5,976,008 for the three month period ended June 30, 2008.

Six Months Ended June 30, 2009 compared to June 30, 2008

	(Unaudited)
	Six months ended June 30,
	2009	2008	% change
Revenue	$29,280,192	$31,029,997	-5.6%
Cost of revenue	21,168,069	23,498,938	-9.9%
Gross profit	8,112,123	7,531,059	7.7%
Operating expenses:
Selling, general & administrative expenses	7,562,645	6,256,168	20.9%
Operating profit	549,478	1,274,891	56.9%

Interest income	9,037	52,981	-82.9%
Other income	15,794	8,248	91.5%
Interest expense	(165,407)	(142,728)	15.9%
Income before tax expense	408,902	1,193,392	-65.7%
Tax expense	187,527	572,174	-67.2%
Net income	$221,375	$621,218	-64.4%

Revenue - Revenue for the six months ended June 30, 2009 was $29,280,192, representing a decrease of $1,749,805 or 5.6%, as compared to revenue of $31,029,997 for the six months ended June 30, 2008.  Revenue was down in all of the Company’s integration regions in the second half of 2009 versus the same period in the prior year 2009, with the exception of Colorado, which was up 38.7%. The New Jersey region had the greatest decrease, as a result of the winding down of large projects that were not replaced by similar projects due to competitive margin pressure. These declines are due principally to the protracted credit freeze and economic downturn which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses. Partially offsetting these declines was an increase in revenue resulting from the L-3 Contract.

Cost of Revenue - Cost of revenue for the six months ended June 30, 2009 was $21,168,069 as compared to $23,498,938 for the six months ended June 30, 2008. The gross profit margin for the six months ended June 30, 2009 was 27.7% as compared to 24.3% for the six months ended June 30, 2008.   In the first quarter of 2008, our Airorlite subsidiary incurred significant losses in order to complete work on certain open contracts which depresses gross profit for that period in 2008.  Our Arizona and Mid-Atlantic operations had lower period over period gross profit margin dollars due to their respective decline in revenues.  While revenues and gross profit dollars were down in our New Jersey / New York operation, margins improved as we closed out several of the jobs with large public agencies in the New York Metropolitan area referenced above in “Revenue”.  Also contributing to the increase in gross profit was the profit recognized under the L-3 Contract.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $7,562,645 for the six months ended June 30, 2009 as compared to $6,256,168 for the six months ended June 30, 2008. This increase of 20.9% or $1,306,476 was mainly attributable to higher personnel related costs. As part of our strategic growth initiative, we have increased our sales force by over 60% starting in the last quarter of 2008 and continuing throughout the second quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas and Grand Junction, Colorado.  Higher training costs for our sales and technical staff were also incurred during the current quarter, which contributed to the overall increase.

Interest Income – Interest income for the six months ended June 30, 2009 was $9,037 as compared to $52,981 for the six months ended June 30, 2008.  This decrease was attributable to lower average cash balances during the six month period ended June 30, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the six months ended June 30, 2009 was $165,407 as compared to $142,728 for the six months ended June 30, 2008.  While the average outstanding revolving debt balance was $1,400,552 higher in the six month period ended June 30, 2009 versus that in the six months ended June 30, 2008, the average prime rate of interest paid was 241 basis points lower in the 2009 period than it was in 2008 resulting in interest expense that is lower than expected.

Tax Expense – The effective tax rate for the six months ended June 30, 2009 was 45.9%, based upon income before tax expense of $408,902.  The effective tax rate for the six months ended June 30, 2008 was 47.9%, based upon income before tax expense of $1,193,192.  These tax rates are a result of the Company operating in multiple states and jurisdictions with higher tax rates than the average of all states combined.

Net Income - As a result of the above noted factors our net income was $221,375 for the six months ended June 30, 2009 compared to net income of $621,218 for the six months ended June 30, 2008. This resulted in diluted earnings per share of $0.01 on weighted average diluted common shares outstanding of 6,044,499 for the six months ended June 30, 2009, as compared to diluted earnings per share of $0.06 on weighted average diluted common shares outstanding of 5,976,008 for the six month period ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $1,265,070.  Our net current assets were $10,123,730 at June 30, 2009 versus $13,944,121 at December 31, 2008.  Total debt at June 30, 2009 was $7,232,471 compared to the December 31, 2008 balance of $5,485,404.

Cash used in operating activities was $99,310 during the six months ended June 30, 2009.  The most significant use of cash resulted from a net decrease in accounts payable and accrued expenses of $3,052,553 and $1,183,517, respectively.  Partially offsetting this use of cash was an increase in costs in excess of billings and estimated profits of $2,065,552, which includes the deferral of costs related to the L-3 Contract, a decrease in accounts receivable of $1,270,740 and an increase in billings in excess of costs and profits of $572,394.

Cash used in investing activities was $234,076, comprised of $196,576 for the purchase of property and equipment and $37,500 of earn-out payments associated with the CIS acquisition.

Cash provided by financing activities was $1,570,752, of which $1,900,000 represents borrowings from our revolving bank line and $185,069 of proceeds from stock option exercises, partially offset by $271,869 representing the repayments of bank loans and other debt.

Borrowings under the revolving credit facility were $6,235,898 at June 30, 2009 and were $4,335,898 at December 31, 2008.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. The term of the agreement has been extended to June 30, 2010 and interest continues to be paid monthly in arrears at TD Bank’s prime rate. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Backlog and Bookings

Booked orders increased 58.3% to $16,350,960 in the second quarter of 2009, as compared to $10,328,622 same quarter of 2008.  Booked orders increased 27.3% to $28,091,723 in the first half of 2009, as compared to $22,071,938 first half of 2008.

The Company’s backlog as of June 30, 2009 was $22,662,774 and was $17,609,108 at June 30, 2008.  The increase in backlog is due to new public sector service agreements, several integration contracts with new public agencies and L-3 Contract bookings.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest.  At June 30, 2009, there was $6,235,898 outstanding under this credit facility.

Our business is impacted by the health of the U.S economy.   Current economic conditions have caused a decline in business spending which has adversely affected our business and financial performance and our operating results.  Accordingly, our business and financial performance has been adversely affected by current economic conditions, and any future d of economic conditions, could cause a further reduction in the availability of credit to our customers.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009.   Based on such evaluation, such officers have concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: August 13, 2009	By: /s/ JAMES E. HENRY

James E. Henry

Chairman, Chief Executive Officer, Treasurer and Director

Date: August 13, 2009	By: /s/ BRIAN REACH

Brian Reach

President, Chief Operating Officer, Secretary and Director

Date: August 13, 2009	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer