Form 10-Q
period 2009-09-30
Henry Bros. Electronics, Inc.
filed 2009-11-12
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,035,366 shares of common stock, $.01 par value per share, as of November 6, 2009.

INDEX

		Page
Part I	Financial Information	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2009 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

Part II	Other Information

Item 1.	Legal Proceedings	19

Item 6.	Exhibits	19

SIGNATURES		20

CERTIFICATIONS

Part I     Financial Information
HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,033,623	$27,704
Accounts receivable-net of allowance for doubtful accounts of $874,568 at September 30, 2009 and $801,306 at December 31, 2008	11,459,950	18,164,066
Inventory	1,174,670	1,201,477
Costs in excess of billings and estimated profits	5,208,209	5,512,101
Deferred tax asset	1,117,975	1,363,309
Retainage receivable	1,290,442	1,756,481
Prepaid expenses and income tax receivable	1,395,179	878,003
Other assets	338,022	330,052
Total current assets	24,018,070	29,233,193

Property and equipment - net of accumulated depreciation of $3,455,254 at September 30, 2009 and $2,993,961 at December 31, 2008	2,339,888	2,328,438
Goodwill	3,745,730	3,592,080
Intangible assets - net of accumulated amortization	891,503	1,016,665
Other assets	496,934	439,732
TOTAL ASSETS	$31,492,125	$36,610,108

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,281,345	$6,927,365
Accrued expenses	3,128,775	4,833,618
Accrued taxes	-	200,774
Billings in excess of costs and estimated profits	1,327,085	2,006,751
Deferred income	57,843	157,890
Current portion of long-term debt	356,292	629,742
Other current liabilities	436,852	532,932
Total current liabilities	9,588,192	15,289,072

Long-term debt, less current portion	5,013,904	4,855,662
Deferred tax liability	393,260	406,417
TOTAL LIABILITIES	14,995,356	20,551,151

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 10,000,000 shares authorized; 6,030,366 shares issued and outstanding in 2009 and 5,966,583 shares in 2008	60,304	59,666
Additional paid in capital	18,305,777	17,732,596
Accumulated deficit	(1,869,312)	(1,733,305)
TOTAL EQUITY	16,496,769	16,058,957
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$31,492,125	$36,610,108

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenue	$41,389,229	$43,292,368	$12,109,037	$12,262,372
Cost of revenue	30,255,049	32,148,857	9,086,980	8,649,920
Gross profit	11,134,180	11,143,511	3,022,057	3,612,452
Operating expenses:
Selling, general & administrative expenses	11,015,124	9,461,002	3,452,480	3,204,834
Operating profit (loss)	119,056	1,682,509	(430,423)	407,618

Interest income	21,023	73,732	11,986	20,751
Other income	29,274	9,656	13,481	1,408
Interest expense	(222,333)	(209,211)	(56,926)	(66,483)
(Loss) income before tax expense	(52,980)	1,556,686	(461,882)	363,294
Tax expense (benefit)	83,027	724,686	(104,500)	152,512
Net (loss) income	$(136,007)	$832,000	$(357,382)	$210,782

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) earnings per common share	$(0.02)	$0.14	$(0.06)	$0.04
Weighted average common shares	5,859,400	5,783,425	5,877,798	5,798,108

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) earnings per common share	$(0.02)	$0.14	$(0.06)	$0.04
Weighted average diluted common shares	5,859,400	5,975,221	5,877,798	5,989,904

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(136,007)	$832,000
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	692,877	621,256
Bad debt expense	292,391	170,194
Provision for obsolete inventory	-	30,000
Impairment charges
Stock option expense	266,500	176,000
Deferred income taxes	232,177	247,825
Changes in operating assets and liabilities:
Accounts receivable	6,411,725	1,067,337
Inventory	26,807	170,061
Costs in excess of billings and estimated profits	303,892	(2,438,481)
Retainage receivable	466,040	92,788
Other assets	(65,172)	(12,594)
Prepaid expenses and income tax receivable	(517,176)	(50,081)
Accounts payable	(2,646,020)	(2,726,920)
Accrued expenses	(1,704,843)	730,520
Taxes Payable	(200,774)	(90,213)
Billings in excess of costs and estimated profits	(679,666)	834,621
Deferred income	(100,048)	(11,181)
Other liabilities	(96,079)	24,502
Net cash provided by (used in) operating activities	2,546,624	(332,366)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(50,000)	(50,000)
Purchase of property and equipment	(291,026)	(453,039)
Net cash used in investing activities	(341,026)	(503,039)
Cash flows from financing activities:
Recovery from shareholder, net	-	59,443
Proceeds from exercising of stock options - net of fees	203,669	86,668
Borrowings under revolving loan agreement	1,900,000	-
Repayments under revolving agreement	(1,750,000)	-
Payments of bank loans	(103,410)	(164,332)
Net repayments of other debt	(238,909)	(196,904)
Payments of equipment financing	(211,029)	(163,312)
Net cash used in financing activities	(199,679)	(378,437)

Increase (decrease) in cash and cash equivalents	2,005,919	(1,213,842)
Cash and cash equivalents - beginning of period	27,704	3,277,450
Cash and cash equivalents - end of period	$2,033,623	$2,063,608
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$204,881	$209,211
Taxes	707,083	528,000
Non-cash investing and financing activities:
Equipment financed	288,140	337,938
Issuance of stock to acquire businesses	103,650	120,550
Surrender shares to purchase fixed assets	-	14,080

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	par value $.01		Additional
	10,000,000 Authorized		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2008	5,966,583	$59,666	$17,732,596	$(1,733,305)	$16,058,957

Employee stock options exercised	43,783	438	203,231		203,669

Shares issued in connection with the acquisition of CIS Security Systems	20,000	200	103,450		103,650

Amortization of value assigned to stock option grants			266,500		266,500

Net loss				(136,007)	(136,007)

Balance at September 30, 2009	6,030,366	$60,304	$18,305,777	$(1,869,312)	$16,496,769

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its subsidiaries (the “Company”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2009, the results of its operations and cash flows for the nine month periods ended September 30, 2009 and 2008, and changes in stockholders’ equity for the nine month period ended September 30, 2009. The Company’s December 31, 2008 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2008, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of September 30, 2009, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

 The table below shows the sales percentages by geographic location for the following periods:

	Nine months ended
	September 30,
	2009	2008
New Jersey/New York	50%	47%
California	18%	20%
Texas	5%	4%
Arizona	8%	11%
Colorado	11%	9%
Virginia / Maryland	8%	9%
Integration segment	100%	100%
Specialty segment	3%	1%
Inter-segment	-3%	-1%
Total revenue	100%	100%

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

 Reclassifications:

The presentation of certain prior year information has been reclassified to conform to the current year presentation.  The Company has reclassified certain costs from cost of revenue into selling, general and administrative expenses.  The amount of this reclassification was $112,707 and $480,166 for the three and nine months ended September 30, 2008.  This reclassification had no impact on operating profit.  In addition, the Company has reclassified $292,352 of long-term assets related to equipment leases from property and equipment into other assets at December 31, 2008.

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

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of September 30, 2009.

 Recently Issued Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or SFAS 168. Effective July 1, 2009, this guidance establishes the FASB Accounting Standards Codification, or ASC, as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. In addition, SFAS 168 also specifies that rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the ASC carries an equal level of authority. The Company adopted SFAS 168 for the quarterly reporting period ending September 30, 2009. SFAS 168 has been incorporated into the ASC as ASC-105, Generally Accepted Accounting Principles, or ASC 105.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results.  The provisions of FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, have been incorporated in ASC 275, Risks and Uncertainties, or ASC 275, and ASC 350, Intangibles — Goodwill and Other, or ASC 350.

In April 2009 the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  (FSP FAS 157-4), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  We have evaluated the new statement and have determined that it does not have a significant impact on the determination or reporting of our financial results. The provisions of FSP FAS 157-4 have been incorporated into ASC 820.

In May 2009, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 165, Subsequent Event (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009 and became effective for the Company in the second quarter of 2009. The adoption of SFAS 165 did not have a material impact on the Company’s results of operations, financial position or liquidity.  Subsequent events were evaluated through November 12, 2009, the date the financial statements of the Company were issued. SFAS 165 has been incorporated in ASC 855, Subsequent Events, or ASC 855.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The provisions of FSP FAS 107-1 and APB 28-1 have been incorporated in ASC-270, Interim Reporting, or ASC 270, and ASC-825, Financial Instruments, or ASC 825. The provisions of FSP FAS 107-1 and APB 28-1 have been incorporated in ASC 270, Interim Reporting, or ASC 270, and ASC 825, Financial Instruments, or ASC 825.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurement and Disclosures: Measuring Liabilities at Fair Value, or ASU 2009-05. This ASU, which amends ASC 820 and ASC 825, provides clarification on measuring liabilities at fair value when a quoted price in an active market is not available. The Company’s adoption of ASU 2009-05 beginning with the interim period ended September 30, 2009, did not have an impact on the Company’s results of operations, financial position or cash flows.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

3.  Earnings (Loss) Per Share

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

4.  Stock Based Compensation

For the three months ended September 30, 2009 and 2008, the Company charged $73,500 and $64,000, respectively, to operations for stock based compensation expense.  For the nine months ended September 30, 2009 and 2008, the Company charged $266,500 and $176,000, respectively, to operations for stock based compensation expense.  A modification to a stock option, previously issued to an executive officer, extending the term for one year, resulted in an expense in the second quarter, equal to the net increase in the fair value of the modified stock option of $49,000.

A summary of stock option activity for the nine months ended September 30, 2009 under the Company’s various Stock Option Plans’ follows:

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
January 1, 2009	984,515	496,856	$4.97	$5.44
Granted at market	45,000		6.31
Exercised	(43,783)		4.65
Forfeited or expired	(30,933)		6.49
September 30, 2009	954,799	312,267	$5.00	$4.13

The fair value of the Company’s stock option awards granted during the nine months ended September 30, 2009 was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected Life (years)	4.4
Expected volatility	51.4%
Risk-free interest rates	2%
Dividend yield	-
Weighted-average grant-date fair value	$2.83

There were no stock option grants during the three months ended September 30, 2009.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.  Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	September 30,	December 31,
	2009	2008
Cost incurred on uncompleted contracts	$76,066,496	$68,235,896
Billings on uncompleted contracts	72,185,372	64,730,546
	$3,881,124	$3,505,350

Included in accompanying Balance Sheets under the following captions:

	September 30,	December 31,
	2009	2008
Costs in excess of billings and estimated profits	$5,208,209	$5,512,101
Billing in excess of costs and estimated profits	1,327,085	2,006,751
	$3,881,124	$3,505,350

6.  Long-Term Debt

On June 30, 2005, the Company entered into a loan agreement (the “Loan Agreement”) with TD Bank, N.A. pursuant to which TD Bank extended a $4 million two-year credit facility (the “Revolving Loan”), to the Company and refinanced $1 million of existing indebtedness to TD Bank into a five year term loan (the “Term Loan”).

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The Revolving Loan is subject to certain borrowing base limitations.  On November 11, 2009 the term of the Revolving Loan  has been extended to June 30, 2011.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (3.25% at September 30, 2009 and December 31, 2008).  As part of the extension of the Term Loan to June 30, 2011, the interest rate will now be subject to a minimum floor rate of 4.0%.  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

The Term Loan provided for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continued through June 30, 2009. Interest under the Term Loan was 6.75%.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.  The Company is in compliance with these financial and reporting covenants.

Long-term debt included the following balances:

	September 30,	December 31,
	2009	2008
Term loan at 6.75% interest payable in monthly installments of $19,730 thru June 30, 2010	$-	$103,410

Revolving line at the prime rate of interest, payable in monthly installments thru June 30, 2010	4,485,898	4,335,898

Corporate insurance financed at 7.85% payable in monthly installments thru October 1, 2009	30,084	268,992

Capitalized lease obligations due in monthly installments, with interest ranging from 6.4% to 12.7%	854,214	777,104
	5,370,196	5,485,404
Less: Current Portion	(356,292)	(629,742)
	$5,013,904	$4,855,662

The weighted average prime interest rate was 3.25% and 4.8% for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

7.  Income Taxes

Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2009. An effective tax rate of 44% was applied to the loss before tax, which was offset by the effect of permanent differences which increased taxable income.  The Company’s overall effective tax rate during the nine months ended September 30, 2008 was estimated to be approximately 46.6%.

The estimated overall effective income tax rate for fiscal 2009 has not been impacted by any material discrete items. The overall estimated effective tax rate is based on expectations and other estimates which are monitored closely, but are subject to change.  As of December 31, 2008 the Company had $54,866 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.  There have been no significant changes in the quarter ended September 30, 2009.

8.   STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 30,000 shares during 2007 and 2008 and 20,000 shares during the first nine months of 2009 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 30,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

9.  Segment Data

Selected information by business segment is presented in the following tables:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Revenue
Integration	$40,463,589	$43,075,570	$11,576,861	$12,541,847
Specialty	1,193,640	1,026,644	532,176	423,246
Inter-segment	(268,000)	(809,846)	-	(702,721)
Total revenue	$41,389,229	$43,292,368	$12,109,037	$12,262,372

Operating Profit
Integration	$2,585,029	$4,734,540	$266,891	$1,214,506
Specialty	225,296	(536,043)	153,352	45,393
Corporate	(2,691,269)	(2,515,988)	(850,665)	(852,281)
Total operating profit	$119,056	$1,682,509	$(430,422)	$407,618

Selected balance sheet information by business segment is presented in the following table as of:

	September 30,	December 31,
	2009	2008
Total Assets:
Integration	$28,812,619	$33,304,890
Specialty	1,128,906	1,756,730
Corporate	1,550,600	1,548,488
Total assets	$31,492,125	$36,610,108

10.  Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material affect on the Company’s consolidated financial statements.

11:  Subsequent Events

On November 11, 2009, the Company’s Certificate of Incorporation was amended to increase the number of shares of Common Stock from 10,000,000 shares, $.01 par value, to 20,000,000 shares, $.01 par value.

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

To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility, subject to certain borrowing base limitations, with TD Bank.  Borrowings under the revolving credit facility were $4,485,898, at September 30, 2009. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

TRENDS

As a result of the protracted credit freeze and severe recession which are having a significant negative impact on construction markets and capital spending patterns of commercial businesses, we are revising our revenue forecast for 2009 to fall within a range of $50 million to $55 million, from the previous estimate of $65 million to $70 million.  We anticipate our overall average operating margins for our business to now be essentially breakeven for the year ended December 31, 2009, from a previous estimate of 3.0% to 5.0%, as compared to an operating margin of 5.0% in 2008 and essentially breakeven operating margin in 2007.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first three quarters of 2009, the revenue recognized under this contract represented $4.8 million and there were outstanding task orders included in our backlog of approximately $2.3 million at September 30, 2009.  There was no revenue recognized under this contract for the first three quarters of 2008.

Three Months Ended September 30, 2009 compared to September 30, 2008

	Three months ended September 30,
	2009	2008	% Change
Revenue	$12,109,037	$12,262,372	-1.3%
Cost of revenue	9,086,980	8,649,920	5.1%
Gross profit	3,022,057	3,612,452	-16.3%
Operating expenses:
Selling, general & administrative expenses	3,452,480	3,204,834	7.7%
Operating (loss) profit	(430,423)	407,618	-205.6%

Interest income	11,986	20,751	-42.2%
Other income	13,481	1,408	857.4%
Interest expense	(56,926)	(66,483)	-14.4%
(Loss) income before tax expense	(461,882)	363,294	-227.1%
Tax (benefit) expense	(104,500)	152,512	-168.5%
Net (loss) income	$(357,382)	$210,782	-269.6%

Revenue - Revenue for the three months ended September 30, 2009 was $12,109,037, representing a decrease of $153,335 or 1.3%, as compared to revenue of $12,262,372 for the three months ended September 30, 2008. Revenue was down in all of the Company’s integration regions in the third quarter of 2009 versus the same quarter in the prior year, with the exception of Texas, whose revenues nearly doubled. The New Jersey /New York region had the greatest decrease, as a result of the winding down of large projects that were not replaced by similar projects due to competitive margin pressure. These declines are due principally to the protracted credit freeze and economic downturn which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses. Partially offsetting these declines was an increase in revenue resulting from the L-3 Contract.

 Cost of Revenue - Cost of revenue for the three months ended September 30, 2009 was $9,086,980 as compared to $8,649,920 for the three months ended September 30, 2008. The gross profit margin for the three months ended September 30, 2009 was 25.0% as compared to 29.5% for the three months ended September 30, 2008.   Except for our Texas operation, each of the Company’s integration regions had lower quarter-over-quarter gross profit margins and gross profit dollars due to a combination of: 1) decline in revenues; 2) competitive pricing of projects given the current economy, and 3) cost overruns on a limited number of projects.  Partially offsetting these declines was gross profit recognized under the L-3 Contract.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,452,480 for the three months ended September 30, 2009 as compared to $3,204,834 for the three months ended September 30, 2008. This increase of $247,646 or 7.7% was mainly attributable to a lower absorption of overhead into cost of revenue during the 2009 quarter, and higher personnel related costs. As part of our strategic growth initiative, we have increased our sales force starting in the last quarter of 2008 and continuing throughout the third quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas and Grand Junction, Colorado.  These sales force personnel increases were partially offset by personnel reductions in other areas of our business.

Interest Income – Interest income for the three months ended September 30, 2009 was $11,986 as compared to $20,751 for the three months ended September 30, 2008.  This decrease was attributable to lower average cash balances during the three month period ended September 30, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended September 30, 2009 was $56,926 as compared to $66,483 for the three months ended September 30, 2008.  The decrease is due to the average outstanding revolving debt balance being  $1,969,565 higher in the three month period ended September 30, 2009 versus that in the three months ended September 30, 2008, offset in part by a 175 basis point lower average prime rate of interest in 2009 compared to the same period in 2008.

Tax (Benefit) Expense – The Company realized a tax benefit for the three months ended September 30, 2009 of $104,500, based upon a loss before tax expense of $461,882.  Income tax expense for interim reporting is based on an estimated overall effective tax rate for the year ending December 31, 2009. An effective tax rate of 44% was applied to the loss before tax, which was offset by the effect of permanent differences which increased taxable income.  The effective tax rate for the three months ended September 30, 2008 was 42.0%, based upon income before tax expense of $363,294.

 Net (Loss) Income - As a result of the above noted factors our net loss was $357,382 for the three months ended September 30, 2009, compared to net income of $210,782 for the three months ended September 30, 2008. This resulted in diluted loss per share of $(0.06) on weighted average diluted common shares outstanding of 5,877,798 for the three months ended September 30, 2009, as compared to diluted earnings per share of $0.04 on weighted average diluted common shares outstanding of 5,989,904 for the three month period ended September 30, 2008.

Nine Months Ended September 30, 2009 compared to September 30, 2008

	Nine months ended September 30,
	2009	2008	% change
Revenue	$41,389,229	$43,292,368	-4.4%
Cost of revenue	30,255,049	32,148,857	-5.9%
Gross profit	11,134,180	11,143,511	-0.1%
Operating expenses:
Selling, general & administrative expenses	11,015,124	9,461,002	16.4%
Operating profit	119,056	1,682,509	-92.9%

Interest income	21,023	73,732	-71.5%
Other income	29,274	9,656	203.2%
Interest expense	(222,333)	(209,211)	6.3%
(Loss) income before tax expense	(52,980)	1,556,686	-103.4%
Tax expense	83,027	724,686	-88.5%
Net (loss) income	$(136,007)	$832,000	-116.3%

Revenue - Revenue for the nine months ended September 30, 2009 was $41,389,229, representing a decrease of $1,903,139 or 4.4%, as compared to revenue of $43,292,368 for the nine months ended September 30, 2008.   Revenue was down in the Company’s New Jersey, Arizona, California and Mid-Atlantic regions in the first nine months of 2009 versus the same period in the prior year.  The New Jersey region had the greatest decrease, as a result of the winding down of large projects that were not replaced by similar projects due to competitive margin pressure in the marketplace.   The overall declines in revenues are also due to the protracted credit freeze and economic downturn which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses. Partially offsetting these declines was an increase in revenue resulting from the L-3 Contract, and increases in the Colorado and Texas regions, which were up 24.6% on a combined basis.

Cost of Revenue - Cost of revenue for the nine months ended September 30, 2009 was $30,255,049 as compared to $32,148,857 for the nine months ended September 30, 2008. While gross profit dollars were basically flat, the gross profit margin for the nine months ended September 30, 2009 increased to 26.9% as compared to 25.7% for the nine months ended September 30, 2008.   In the first quarter of 2008, our Airorlite subsidiary incurred significant losses in order to complete work on certain open contracts which depressed gross profit for that period in 2008.  Our Arizona, Mid-Atlantic and California Banking operations had both lower period-over-period gross profit margin and gross profit dollars due to a combination of: 1) decline in revenues; 2) competitive pricing of projects given the current economy, and 3) cost overruns on a limited number of projects.  While revenues and gross profit dollars were down in our New Jersey / New York operation, margins improved as we favorably closed out several of the jobs with large public agencies in the New York Metropolitan area referenced above in “Revenue”.  The L-3 Contract generated profit during the nine months ended September 30, 2009, albeit at a lower margin percent than the Company’s overall gross margin.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $11,015,124 for the nine months ended September 30, 2009 as compared to $9,461,002 for the nine months ended September 30, 2008. This increase of $1,554,122 or 16.4% was mainly attributable to higher personnel related costs. As part of our strategic growth initiative, we have increased our sales force starting in the last quarter of 2008 and continuing throughout the third quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas and Grand Junction, Colorado.  Higher training costs for our sales and technical staff were also incurred during the first nine months of 2009 compared with the same period in 2008, which contributed to the overall increase.

Interest Income – Interest income for the nine months ended September 30, 2009 was $21,023 as compared to $73,732 for the nine months ended September 30, 2008.  This decrease was attributable to lower average cash balances during the nine month period ended September 30, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the nine months ended September 30, 2009 was $222,333 as compared to $209,211 for the nine months ended September 30, 2008.  While the average outstanding revolving debt balance was $2,056,410 higher in the nine month period ended September 30, 2009 versus that in the nine months ended September 30, 2008, the average prime rate of interest paid was 225 basis points lower in the 2009 period than it was in 2008 resulting in the lower interest expense.

Tax Expense – Tax expense for the nine months ended September 30, 2009 was $83,027 based upon a loss before tax expense of $52,980.  An effective tax rate of 44% was applied to the loss before tax, which was offset by the effect of permanent differences which increased taxable income.  The effective tax rate for the nine months ended September 30, 2008 was 46.6%, based upon income before tax expense of $1,556,686.  These tax rates are a result of the Company operating in multiple states and jurisdictions with higher tax rates than the average of all states combined.

Net (Loss) Income - As a result of the above noted factors our net loss was $136,007 for the nine months ended September 30, 2009 compared to net income of $832,000 for the nine months ended September 30, 2008. This resulted in diluted loss per share of $(0.02) on weighted average diluted common shares outstanding of 5,849,400 for the nine months ended September 30, 2009, as compared to diluted earnings per share of $0.14 on weighted average diluted common shares outstanding of 5,975,221 for the nine month period ended September 30, 2008.

 Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $2,033,623.  Our net current assets were $14,429,878 at September 30, 2009 versus $13,944,121 at December 31, 2008.  Total debt at September 30, 2009 was $5,370,196 compared to the December 31, 2008 balance of $5,485,404.

Cash provided by operating activities was $2,546,624 during the nine months ended September 30, 2009.  The most significant provider of cash resulted from a net decrease in accounts receivable of $6,411,725.  Partially offsetting this was a use of cash resulting from a decrease in accounts payable and accrued expenses of $2,646,020 and $1,704,843, respectively.

Cash used in investing activities was $341,026, comprised of $291,026 for the purchase of property and equipment and $50,000 of earn-out payments associated with the CIS acquisition.

Cash used in financing activities was $199,679, of which $553,348 representing the repayments of bank loans and other debt, partially offset by $150,000 in net borrowings from our revolving bank line and $203,669 of proceeds from stock option exercises.

Borrowings under the revolving credit facility were $4,485,898 at September 30, 2009 and were $4,335,898 at December 31, 2008.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. On November 11, 2009  the term of the revolving credit agreement  was extended to June 30, 2011. As part of this extension, interest will continue be paid monthly in arrears at TD Bank’s prime rate, however, interest will now be subject to a minimum floor rate of 4.0%. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Backlog and Bookings

Booked orders decreased 28.3% to $13,199,733 in the third quarter of 2009, as compared to $18,399,713 same quarter of 2008.  Booked orders increased 2.4% to $41,441,455 in the first nine months of 2009, as compared to $40,471,651 in the first nine months of 2008.

The Company’s backlog of $23,753,469 at September 30, 2009 was relatively unchanged from the September 30, 2008 backlog of 23,746,449.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest.  At September 30, 2009, there was $4,485,898 outstanding under this credit facility.

Our business is impacted by the health of the U.S economy.  Current economic conditions have caused a decline in business spending which has adversely affected our business and financial performance and our operating results.  Accordingly, our business and financial performance has been adversely affected by current economic conditions, and any future deterioration of economic conditions, could cause a further reduction in the availability of credit in the capital markets to our customers.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009.   Based on such evaluation, such officers have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2009, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: November 12, 2009	By: /s/ JAMES E. HENRY

James E. Henry

Vice Chairman, Chief Executive Officer, Treasurer and Director

Date: November 12, 2009	By: /s/ BRIAN REACH

Brian Reach

President, Chief Operating Officer, Secretary and Director

Date: November 12, 2009	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer