Form 10-K
period 2009-12-31
Henry Bros. Electronics, Inc.
filed 2010-03-15
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

(201) 794-6500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.01 par value	The NASDAQ Stock Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No ☒ ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one): Large accelerated filer ☐ Accelerated filer ☐   Non-accelerated filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐     No  ☒ ..

At June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $14,835,726 (based on the closing price of the registrant’s common stock on the NASDAQ Stock Market  on such date).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Classes:	Outstanding at March 8, 2010
Common Stock, par value $.01 per share	6,035,366

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

Security Distributing and Marketing magazine (“SDM”) ranks by each of their 2008 revenue the top 100 largest firms selling closed circuit TV (“CCTV”), access control and integrated security systems.  We were ranked  No. 14 in SDM's Top Systems Integrators Report published in July 2009. As a single-source/turn-key provider of diversified technology-based integrated security solutions, we can expedite project completion and optimize system manpower performance. The continually evolving security requirements of commercial and government entities, together with rapidly advancing technology, provides numerous opportunities for us to assist our clients with their security needs.

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

Employees

As of March 8, 2010, we had 205 full time employees, including officers, of whom: 113 were engaged in engineering, systems installation and maintenance services, 57 in administration and accounting, and 35 in marketing and sales. None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We consider our relationship with our employees to be satisfactory.

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

Backlog

At December 31, 2009, the dollar amount of backlog believed to be firm was $28,021,794. At December 31, 2008, our backlog was $23,701,243.

All orders are subject to modification or cancellation by the customer within the limits of contractual agreements . We believe that backlog alone is not an indicator of actual sales for the current fiscal year or any succeeding period.

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

This list is not exhaustive. Except as required under federal securities laws and the rules and regulations promulgated by the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Annual Report on Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise .

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

We have a small number of customers from which we receive a large portion of our revenues.  Our work with our largest customer accounted for 9.1% of total revenue during 2009, with our five largest customers represented approximately 22.9% of our 2009 revenue. Revenues from governmental agencies accounted for 34.2 % in 2009, versus 36.7% and 40.7% in 2008 and 2007, respectively.  Consequently, we are often required to replace one customer with one or more other customers in order to generate the same amount of revenues.  There can be no assurance that we will continue to be able to do so.

Some of our orders and contracts may be cancelled or modified so there is a risk that our backlog may not be fulfilled.

Some of our orders and contract backlog are subject to cancellation or modification by our customers at any time so we cannot be certain that we will fully recognize revenue from them. At December 31, 2009, the dollar amount of backlog believed to be firm was $28.021,794.

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

For the years ended December 31, 2009, 2008 and 2007 our revenues were $55,105,469, $62,357,466 and $57,852,216, respectively.  Our net loss was $823,957 for the year ended December 31, 2009.  We had net income of $1,557,756 for the year ended December 31, 2008 and a net loss of $303,304 for the year ended December 31, 2007.  Accordingly, we can make no assurances that we will be profitable in the future.

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

•
4,749 square foot sales, office and warehouse facility in Irving, Texas near the Dallas-Fort Worth Airport. A single-story, cinder block building in an office complex, this space is leased until August 1, 2015, at an annual average rental of $39,600, payable in equal monthly installments of $3,300, with additional costs for insurance, repairs and alterations, utilities, property taxes and cleaning.

•
3,000 square foot sales, office and warehouse facility in Houston, Texas.  A single-story, brick veneer building in an office complex, this space is leased until February 28, 2012 at an annual rental of $18,000, with additional costs for insurance, repairs and alterations, utilities, property taxes and cleaning.

•
7,628 square foot sales, office and warehouse facility in Phoenix, Arizona near the Phoenix Airport. A single-story, concrete building in an office complex, this space is leased until September  2012 at an average annual rental of $107,388, payable in average monthly installments of $8,949, with additional costs for insurance, repairs and alterations, utilities, taxes increases and cleaning.

•
2,711 square foot office space in New York City for sales and project management personnel. This lease commenced on December 29, 2006, with an annual rental of $68,962, payable in monthly installments of $5,747, not including utilities.  The lease escalates yearly and expires February 29, 2012.

•
7,636 square foot sales, office and warehouse facility in Wheat Ridge, Colorado. This facility is in a single-story, multi-office complex. The lease on this space terminates May 2014 and provides for an average annual rent of $55,068 and has an annual escalation clause, payable in initial monthly installments of $4,773, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•
3,500 square foot sales, office and warehouse space in Colorado Springs, Colorado.  This facility is in a single story multi-office complex.  The lease terminates July 2012 and provides for an annual rent of $19,800 and has an annual escalation clause, payable in monthly installments of $1,650, with additional costs for property taxes, utilities, repairs, maintenance, alterations, cleaning and insurance.

•
4,800 square foot sales, office and warehouse facility in Newington, Virginia.  This facility is in a single story multi-office complex.  The annual rent is $83,738 and has an annual escalation clause. The lease expires on July 31, 2010. The lease includes utilities.

•
2,400 square foot sales office facility in Baltimore, Maryland.  This facility is in a single story brick multi-office complex. The annual rent is $29,722 and has an annual escalation clause.  The lease expires on August 31, 2011. There are additional charges for trash removal, gas and common area maintenance.

These facilities or similar facilities should meet our operational needs for the foreseeable future.

 Item 3.  Legal Proceedings

We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

Item 4.  (Removed and Reserved)

PART II

Item 5.   Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

On October 1, 2008, we switched the listing of our common stock from the American Stock Exchange (“AMEX”) to The Nasdaq Stock Market® (“NASDAQ”). Our common stock, $.01 par value per share, is now traded under the symbol NASDAQ: HBE. The following table presents high and low sales prices of our common stock as reported on the NASDAQ or AMEX, as appropriate, for the periods indicated:

The following table indicates high and low stock prices for each period.

2009	High	Low
First Quarter	$7.52	$5.50
Second Quarter	$7.34	$5.58
Third Quarter	$6.00	$4.40
Fourth Quarter	$5.49	$3.79

2008	High	Low
First Quarter	$5.00	$4.14
Second Quarter	$6.55	$4.95
Third Quarter	$7.10	$5.52
Fourth Quarter	$6.80	$4.73

(a)
Number of Holders of Common Stock.  The number of holders of record of our Common Stock on December 31, 2008 was 36. Since a portion of the shares of the common stock are held in street or nominee name, it is believed that there are significant number of additional beneficial owners of common stock.  On November 11, 2009, the Company's Certificate of Incorporation was amended to increase the number of the Company's authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares.

(b)
Dividends.  There were no cash dividends or other cash distributions made by us during the years ended December 31, 2009 and 2008.  Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other existing conditions.  It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

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

(d)
In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006 , the Company issued an aggregate of 20,000 shares of its common stock.   The Company issued an additional 55,000 shares of its restricted common stock since the acquisition to CIS’s selling shareholder after CIS met certain performance targets. The issuances of the shares of restricted stock in connection with the aforementioned transactions was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.   The selling shareholder may earn an additional 25,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011 ..

(e)	Securities authorized for issuance under equity compensation plans.

See Item 12 of this Annual Report on Form 10-K for information about our equity compensation plans.

Item 6.   Selected Financial Data

	Years ended December 31,
	2009	2008	2007	2006	2005
Results of operations:
Net revenues	$55,105,469	62,357,466	$57,852,216	$42,132,852	$42,156,188
Cost of revenue	40,848,553	46,465,194	45,076,126	30,818,832	31,581,187
Selling, general and administrative	14,985,849	12,797,730	12,695,509	12,720,381	8,422,193
Net (loss) income	(823,957)	1,557,756	(303,304)	(2,260,138)	1,137,974

Per common share:
Net (loss) income
Basic	$(0.14)	0.27	$(0.05)	$(0.39)	$0.20
Diluted	(0.14)	0.26	(0.05)	(0.39)	0.20
Cash dividends declared	-	-	-	-	-

Financial position at year-end:
Total assets	$32,692,295	36,610,108	$32,331,570	$31,371,609	$25,161,530
Long term debt, net of current portion	4,830,517	4,855,662	465,539	3,463,236	727,961
Total Liabilities	16,751,915	20,551,151	18,397,478	17,360,991	9,178,564
Shareholders' equity	15,940,380	16,058,957	13,934,092	14,010,618	15,982,966

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

Trends

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

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2008, the FASB issued additional guidance within ASC 350-30, General Intangibles Other than Goodwill (“ASC 350-30”). The required provisions within ASC 350-30 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the prior guidance within ASC 350  Intangibles – Goodwill and Other . The guidance shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  ASC 350-30 is intended to improve the consistency between the useful life of an intangible asset determined under prior requirements within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. We have evaluated the new statement and have determined that it does not have a significant impact on the determination ore reporting of our financial results.

In April 2009, the FASB amended Fair Value Accounting to provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. We have evaluated the new statement and have determined the adoption did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date we filed this annual report on Form 10-K.  During this period no material subsequent events came to our attention.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Service contracts, which are generally separate and distinct agreements from project agreements, are billed either monthly or quarterly on the last day of the month covered by the contract.  Accordingly, revenue from service contracts are recognized ratably over the length of the agreement. In 2007, 2008 and 2009, the Company did not bundle any significant service contracts with our systems installation work.

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

Intangible Assets

The Company’s intangible assets include goodwill and other intangibles. Other intangibles consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete.  Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition. Collectively, these assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2009 and 2008, we had $4,674,232 and $4,608,745, respectively, of goodwill and other intangibles, accounting for 14.3% and 12.6% of our total assets at the respective dates. The goodwill is not amortizable; the majority of other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

Effective January 1, 2002, the Company adopted the provisions of FASB ASC 350 “Goodwill and Other”.   In accordance with that statement, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the Company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis.

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of FASB ASC 350. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the reporting unit by analyzing geographic regions, as management evaluates the Company’s performance in this manner. We have identified five separate and distinct operating units for the testing requirements of FASB ASC 350, and evaluate each reporting unit for impairment.

We completed our annual goodwill impairment analysis as of December 31, 2009. Our assessment did not result in good will impairment. Significant assumptions used in the include revenue growth, margins and discount rates. We used historical performance and management estimates of future performance to determine margins and growth rates. Of reporting units with goodwill, these entities had a combined fair value that is in excess of its carrying value by approximately 147%. However, there were certain individual entities that, while not requiring an impairment expense in 2009, given the current economic climate, resulted in a reduction in the fair value that is in excess of its carrying value compared to the impairment  analysis conducted in 2008.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

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

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

Analysis of consolidated statement of operations
	For the years ended December 31,
	2009	2008	% change
Revenue	$55,105,469	$62,357,466	-11.6%
Cost of revenue	40,848,553	46,465,194	-12.1%
Gross profit	14,256,916	15,892,272	-10.3%
Operating expenses:
Selling, general & administrative expenses	14,985,849	12,797,730	17.1%
Operating (loss) profit	(728,933)	3,094,542	-123.6%

Interest income	28,610	91,558	-68.8%
Other income	38,885	17,266	125.2%
Interest expense	(280,911)	(271,290)	3.5%
(Loss) income before tax expense	(942,349)	2,932,076	-132.1%
Tax (benefit) expense	(118,392)	1,374,320	-108.6%
Net (loss) income	$(823,957)	$1,557,756	-152.9%

Revenue - Revenue for the year ended December 31, 2009 was $55,105,469, representing a decrease of $7,251,997 or 11.6%, as compared to revenue of $62,357,466 for the year ended December 31, 2008.   Revenue was down in the Company’s New Jersey, California, Arizona, and Mid-Atlantic regions in 2009 versus 2008.  The New Jersey region had the greatest decrease, as a result of the winding down of large projects that were not replaced by similar projects due to competitive margin pressure in the marketplace.   The overall declines in revenues are also due to the protracted credit freeze and economic downturn, which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses. Partially offsetting these declines was an increase in revenue resulting from the L-3 Contract (in February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc.      (“L-3”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”))., and increases in the Colorado and Texas regions, which were up 12.4% on a combined basis. The L-3 contract generated $3.5 million incremental revenue in 2009 over 2008 and the Company’s Airorlite business also had a modest increase in 2009 over the prior year.

Cost of Revenue - Cost of revenue for the year ended December 31, 2009 was $40,848,553 as compared to $46,465,194 for the year ended December 31, 2008. While gross profit dollars were lower in 2009 versus 2008, principally as a result of the lower revenues, the gross profit margin for the year ended December 31, 2009 was 25.9% as compared to 25.5% for the year ended December 31, 2008.   In the first quarter of 2008, our Airorlite subsidiary incurred significant losses in order to complete work on certain open contracts which depressed gross profit for that period in 2008.  Our New Jersey, Arizona, Mid-Atlantic and California Banking operations had both lower period-over-period gross profit margin and gross profit dollars due to a combination of: 1) decline in revenues; 2) competitive pricing of projects given the current economy, and 3) cost overruns on a limited number of projects.   The L-3 Contract generated profit during the year ended December 31, 2009, albeit at a lower margin percent than the Company’s overall gross margin.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $14,985,849 for the year ended December 31, 2009 as compared to $12,797,730 for the year ended December 31, 2008. This increase of $2,188,119 or 17.1% was mainly attributable to higher personnel related costs, higher bad debt expense and professional fees, and lower overhead absorption into cost of goods sold due to the lower revenues in 2009 compared to 2008. As part of our strategic growth initiative, we have increased our sales force starting in the last quarter of 2008 and continuing throughout the third quarter of 2009.   This initiative was implemented in order to take advantage of an anticipated increase in security spending related to public projects and the expansion of the Company’s national footprint into Houston, Texas.  Higher training costs for our sales and technical staff, as well as costs for an internet based service program, were also incurred during 2009 compared with 2008, which contributed to the overall increase.

Interest Income – Interest income for the year ended December 31, 2009 was $28,610 as compared to $91,558 for the year ended December 31, 2008.  This decrease was attributable to lower average cash balances during the nine month period ended December 31, 2009 versus the same period in the prior year.

Interest Expense - Interest expense for the year ended December 31, 2009 was $280,911 as compared to $271,290 for the year ended December 31, 2008.  While the average outstanding revolving debt balance was $1,362,901 higher in the year ended December 31, 2009 versus that in the year ended December 31, 2008, the average prime rate of interest paid was 155 basis points lower in the 2009 period than it was in 2008 resulting in the lower interest expense.

Tax Expense – A tax benefit of $118,392, based upon a loss before taxes of  $942,349 was realized for the year ending December 31, 2009. The effective tax rate for the year ended December 31, 2009 was 12.6%, The tax rate is a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of being unable to claim certain state tax benefits on subsidiary losses.  Tax expense for the year ended December 31, 2008 was $1,374,320.  This provision was driven primarily as a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of being unable to claim a state tax benefit on the Airorlite subsidiary losses.

Net (Loss) Income - As a result of the above noted factors our net loss was $823,957 for the year ended December 31, 2009 compared to net income of $1,557,756 for the year ended December 31, 2008. This resulted in diluted loss per share of $0.12 on weighted average diluted common shares outstanding of 5,865,187 for the year ended December 31, 2009, as compared to diluted earnings per share of $0.26 on weighted average diluted common shares outstanding of 5,988,782 for the year ended December 31, 2008.

Comparison of the year ended December 31, 2008 to the year ended December 31, 2007

Analysis of consolidated statement of operations

	For the years ended December 31
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

Revenue - Revenue for the year ended December 31, 2008 was $62,357,466 representing an increase of $4,505,250 or 7.8%, as compared to revenue of $57,852,216 for the year ended December 31, 2007.  Arizona operations continued to show significant revenue improvement as revenues from its top three customers showed year over year increases.  Improved revenues from our Colorado and Virginia operations also contributed to the higher revenues for the year ended December 31, 2008, compared to the same period in the prior year.  These increases were partially offset by a decline in revenue from our California Banking operations, as well as from our Airorlite subsidiary.  While up significantly from preceding years, New Jersey / New York’s revenues were flat in 2008 compared to 2007.  A significant portion of the revenues in both years for New Jersey / New York resulted from work completed for several large public agencies in the New York Metropolitan area.  In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc.      (“L-3”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In 2008, the revenue recognized under this contract represented $2.6 million and there were outstanding task orders included in our backlog of approximately $2.3 million at December 31, 2008.

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

Tax Expense –Tax expense for the year ended December 31, 2008 was $1,374,320.  This provision was driven primarily as a result of the Company operating in multiple states and jurisdictions with higher tax rates, combined with the impact of being unable to claim a state tax benefit on the Airorlite subsidiary losses. Tax expense for the year ended December 31, 2007 was $63,281.  This provision was driven primarily by profitability in states with higher income tax rates.

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

Liquidity and Capital Resources – As of December 31, 2009, we had cash and cash equivalents of $2,917,046.

 Our net current assets were $13,748,868 at December 31, 2009 versus $13,944,121 at December 31, 2008. Total debt at December 31, 2009 was $5,367,070 compared to the December 31, 2008 balance of $5,485,404.

 Cash provided by operating activities was $3,704,388 during the year ended December 31, 2009.  The most significant source of cash resulted from a net decrease in accounts receivable and retainage receivable of $5,794,746, and $1,460,554, respectively.  This was partially offset by a decrease in accounts payable and accrued expenses of $1,566,894 and $1,326,558, respectively, and an increase in prepaid expenses and income taxes receivable of $545,537.

Cash used in investing activities was $519,919.  The most significant expenditures were for computer and software purchases and earn-out payments related to the CIS acquisition, and a minor acquisition of another business in 2009.

Cash from financing activities used $295,129, representing the final payoff of the term loan and capital lease payments, partially offset by proceeds from stock option exercises of $203,669.

We currently have an $8 million revolving credit facility with TD Bank.   Borrowings under the revolving credit facility were $4,335,898, at December 31, 2009. It is our expectation and intent to use cash from operations and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, or the sale of equity securities, or the sale of existing Company assets.   The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TD Bank, N.A. (See Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Backlog and Bookings

Booked orders of $59,426,020 for the year ended December 31, 2009 were general flat as compared to $59,491,543 for the year ended December 31, 2008. The Company’s backlog as of December 31, 2009 was $28,021,794 and was $23,701,243 at December 31, 2008.  The primary factor for the increase in the backlog is attributable to the several large public agency jobs in New Jersey / New York for which we were awarded the contracts to in the fourth quarter of 2009, as well as increased bookings in our California integration and Texas operations, partially offset by lower bookings related to the L-3 Contract. Booked orders increased $2,874,564 to $59,491,543 in the year ended December 31, 2008 as compared to $56,616,979 in the corresponding period of 2007.

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

INFLATION

Our revenues and costs generally have kept pace with inflation.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

As of December 31, 2009, the Company’s contractual obligations, including payments due by period, are as follows:
	Payment due by period
	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt Obligations	$-	$4,335,898	$-	$-	$-	$-	$4,335,898

Interest Obligations on Long-term debt	173,436	86,718	-	-	-	-	260,154

Capital Lease Obligations	347,018	358,332	218,595	87,386	-	-	1,011,331

Short-term debt	194,665	-	-	-	-	-	194,665

	$715,119	$4,780,948	$218,595	$87,386	$-	$-	$5,802,048

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving loan for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest. At December 31, 2009 and 2008 there was $4,335,898 outstanding under this revolving credit facility.

Item 8.  Financial Statements and Supplementary Data

Refer to pages F-1 through F-24.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

(a) EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal controls over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management's evaluation during the fourth quarter of fiscal year 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

  There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year

 Item 9B.   Other Information

There were no events requiring disclosure that had not been made under Form 8-K in the fourth quarter of our fiscal year.

PART III

Item 10.        Directors, Executive Officers and Corporate

Identification of Directors (ages are as of March 8, 2010):
			Director
Name	Age	Position(s) with the Company	Since

Richard D. Rockwell	54	Chairman and Director	2007
James E. Henry	56	Vice-Chairman, Chief Executive Officer, Treasurer and Director	1998
Brian Reach.	55	President, Chief Operating Officer, Secretary and Director	2004
Robert L. De Lia Sr	62	Director	2004
James W. Power	80	Director	2005
Joseph P. Ritorto	78	Director	2002
David Sands	53	Director	2005

			Officer
Name	Age	Position(s) with the Company	Since
James E. Henry	56	Vice-Chairman, Chief Executive Officer, Treasurer and Director	1998
Brian Reach.	55	President, Chief Operating Officer, Secretary and Director	2004
John P. Hopkins	49	Chief Financial Officer	2006
Brian J. Smith	55	Corporate Controller	2007
Christopher Peckham	44	Chief Information Officer / Chief Security Officer	2007

Richard D. Rockwell has served as a director of the Company since November 2007. In December 2009, Mr. Rockwell was named Chairman of the Company's Board of Directors, having previously served as Vice Chairman since November 2008. Mr. Rockwell also serves the Company's Executive Committee as Chairman. Mr. Rockwell has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.  Mr. Rockwell has been Owner and President of Main Security Surveillance, Inc. since 2005.  From 1982 to 2003, Mr. Rockwell was Founder, Owner and Chief Executive Officer of Professional Security Bureau, Ltd. (“PSB”), a security guard services company.  In 2003 PSB, with annual revenues in excess of $100 million, was divested to Allied Security.  From 1997 through 2003, Mr. Rockwell was co-founder and Chairman of TransNational Security Group, LLC (“TSG”).  TSG afforded the member companies with opportunities for national sales and marketing, national contracting, and combined purchasing power.  From 1995 to 2005, Mr. Rockwell was founder and owner of PeopleVision, a full service advertising and display manufacturing company.  From 1981 to 1982, Mr. Rockwell was vice president, legal affairs of Metropolitan Maintenance Company, a publicly-traded company listed on the Boston stock exchange.  Mr. Rockwell received a Bachelor of Arts from Ithaca College and a Juris Doctor from Western New England College of Law.

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

 James W. Power has been a member of our Board since December 2005. Mr. Power, director of RAE Systems, Inc., a manufacturer of equipment used to detect weapons of mass destruction, hazardous materials and toxic chemicals; and the principal partner in J.W. Power & Associates. Mr. Power previously served as Chairman of the Board of InfoGraphic Systems Corp.; President and Chief Executive Officer of Martec\SAIC; President and Chief Executive Officer of Pinkerton Control Systems and has held senior executive positions with Cardkey Systems, Inc., Nitrol Corporation and TRW Data Systems. Previously, he has served as a director of National Semiconductor, ICS Corporation, and Citicorp Custom Credit and Citicorp Credit Services.

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

John P. Hopkins was appointed Chief Financial Officer in August 2006. Prior to joining the Company, Mr. Hopkins was Chief Financial Officer for Measurement Specialties from July 2002 to August 2006, was Vice President, Finance from April 2001 to July 2002, and was Vice President and Controller from January 1999 to March 2001, with Cambrex Corporation, a provider of scientific products and services to the life sciences industry. From 1988 to 1998, he held various senior financial positions with ARCO Chemical Company, a manufacturer and marketer of specialty chemicals and chemical intermediates. Mr. Hopkins is a Certified Public Accountant and was an Audit Manager for Coopers & Lybrand prior to joining ARCO Chemical. Mr. Hopkins holds a B.S. in Accounting from West Chester University, and an M.B.A. from Villanova University.

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

(c) Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, requires our directors and officers, and persons who own more than 10% of our Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock and other equity securities. Our officers, directors and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, for the year ended December 31, 2009, based solely on a review of the copies of such reports furnished to the Company and representations by these individuals that no other reports were required during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to our directors, officers and greater than 10% beneficial owners have been timely filed.

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

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth summary information concerning the annual compensation for the years ended December 31, 2009 and 2008 for our principal executive officer (“PEO”), principal financial officer (“PFO”) and our most highly compensated executive officers other than our PEO and our PFO for the year ended December 31, 2009:

		Salary	Bonus	Option Awards	All Other compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($) (2)	($)
James E Henry, Vice-Chairman,	2009	213,927	-		750	214,677
Chief Executive Officer, Treasurer	2008	180,131	36,050	-	-	216,181
and Director	2007	174,148	-	-	-	174,148
Brian Reach, President, Chief Operating	2009	213,927	-		7,050	220,977
Officer, Secretary and Director	2008	180,131	36,050	-	6,300	222,481
	2007	173,019	-	10,626	6,281	189,926
John P. Hopkins, Chief Financial Officer	2009	199,388	-		6,750	206,138
	2008	180,131	33,050	-	6,000	219,181
	2007	175,000	-	31,879	6,500	213,379
Brian J. Smith (3)	2009	164,478	-		6,000	170,478
	2008	147,971	17,803	-	6,000	171,774
	2007	100,223	-	12,035	4,250	116,508
Christopher Peckham (4)	2009	149,260	-		5,550	154,810
	2008	125,926	25,189	-	4,800	155,915
	2007	36,058	-	5,407	1,400	42,865

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the years ended December 31, 2007 and 2006 for the fair value of the option granted to the named executive officer. The fair value was estimated in accordance with FASB 123R. For a more detailed discussion on the valuations made and assumptions used to calculate the fair value of our options refer to Note 10 of our Annual Report on Form 10-K for the year ended December 31, 2009.

(2) For Mssrs. Hopkins, Smith and Peckham represents auto allowances. For Mr. Reach represents medical premium reimbursement. For Mssrs. Henry, Reach, Hopkins and Peckham, also includes 401(k) Plan matching contribution from the Company.

(3) Effective April 14, 2007 Mr. Smith became the Corporate Controller.

(4) Effective September 10, 2007 Mr. Peckham became the Chief Information Officer / Chief Security Officer.

Grants of Plan-Based Awards in 2009

There were no grants of stock options under our existing stock option plans issued by us during 2009 to executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at December 31, 2009

The following table contains information concerning unexercised options held as of December 31, 2009 by the executive officers named in the Summary Compensation Table:

	Option Awards
	Number of Securities Underlying Options Exercisable		Number of Securities Underlying Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	(#)		(#)		(#)	($)	Date
Brian Reach	100,000	(1)	-		-	7.10	5/31/2010
Brian Reach	30,000	(2)	20,000	(2)	-	3.71	8/8/2012
John P. Hopkins	90,000	(3)	60,000	(3)	-	3.71	8/8/2012
Brian Smith	16,000		24,000	(4)	-	4.26	5/14/2013
Brian Smith	4,000		6,000	(5)	-	4.11	11/8/2013
Christopher Peckham	20,000		30,000	(6)	-	4.65	9/11/2013

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

Directors who are also our employees receive no additional compensation for attendance at board meetings. Mr. Henry and Mr. Reach are the only members of the Board of Directors who are also employees.   For the year ended December 31, 2009, all of our outside Directors, that is, Directors who are not employees or full-time consultants of the Company, each received compensation as follows:

	Fees Earned or Paid in Cash	Option Awards		Total
Name	$(1)	$(2)		($)
Richard D. Rockwell	13,250	5,840	(3)	19,090
Robert De Lia, Sr.	13,250	5,840	(4)	19,090
James W. Power	13,250	5,840	(5)	19,090
Joseph P. Ritorto	13,250	5,840	(6)	19,090
David Sands	13,250	5,840	(7)	19,090

(1)  The Company’s non-employee directors receive a quarterly fee of $1,250 and an annual stock option grant to purchase 2,000 shares of the Company’s common stock at the closing share price on the day of the grant and $1,000 for attendance at each Board or Committee meeting.

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

(3)  At December 31, 2008, Mr. Rockwell held options to purchase 4,000 shares of Common Stock.

(4)  At December 31, 2008, Mr. De Lia, Sr. held options to purchase 14,000 shares of Common Stock.

(5)   At December 31, 2008, Mr. Power held options to purchase 12,000 shares of Common Stock.

(6)  At December 31, 2008, Mr. Ritorto held options to purchase 14,000 shares of Common Stock.

(7)  At December 31, 2008, Mr. Sands held options to purchase 12,000 shares of Common Stock.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Compensation Committee are Messrs. Ritorto, DeLia and Rockwell. The Board made all decisions concerning executive compensation related to 2009. No executive officer of the Corporation served as a member of the Board of Directors of another entity during 2009.  None of the members of the Compensation Committee has ever been an officer or employee of Henry Bros. Electronics, Inc. or any of its subsidiaries, and no “compensation committee interlocks” existed during fiscal 2009.

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

Our 2009 executive compensation, reflects our effort to realize these objectives.

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

 Why have we selected each principal component of our executive compensation programs ?

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

Goals for executives in 2009 varied because the areas of responsibility of executives differ. Goals are generally developed around metrics tied to our growth and profitability, including increases in revenue and operating profit, decreases in expenses, execution of acquisitions, enhanced operational efficiencies and development of additional opportunities for our long-term growth.

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

Our Compensation Committee meets periodically with our Chief Executive Officer and Chief Operating Officer to address executive compensation, including the rationale for our compensation programs and the efficacy of the programs in achieving our compensation objectives. The Compensation Committee also relies on executive management to evaluate compensation programs to assure that they are designed and implemented in compliance with laws and regulations, including SEC reporting requirements. The Compensation Committee relies on the recommendations of our Chief Executive Officer and Chief Operating Officer regarding the performance of individual executives. At meetings in 2009 the Compensation Committee received recommendations from our Chief Executive Officer and Chief Operating Officer regarding salary adjustments and annual bonus and stock option awards for our executive officers. Our Chief Executive Officer and Chief Operating Officer play a significant role in determining the annual cash compensation of our executive officers. The Compensation Committee believes that it is important for it to receive the input of the Chief Executive Officer and Chief Operating Officer on compensation matters since they are knowledgeable about the activities of our executive officers and the performance of their duties and responsibilities, as well as their contributions to the growth of the Company and its business. The Compensation Committee accepted these recommendations after concluding that the recommendations comported with the Committee’s objectives and philosophy and the Committee’s evaluation of our performance and industry data.

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

Joseph P. Ritorto (Chair)
Robert De Lia, Sr.
Richard D. Rockwell

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

a)           The following table provides information with respect to the equity securities that are authorized for issuance under our compensation plans as of December 31, 2009:

Equity Compensation Plan Information - For the Year Ended December 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	997,799	*	$4.96	166,400
Equity compensation plans not approved by security holders	0		$0	0
Total	997,799		$4.96	166,400

* This amount includes options issuable pursuant to our 2002, 2006 and 2007 Stock Option Plans.  The plans authorizes the issuance of options to purchase up to 230,000,  250,000 and 250,000 shares of our Common Stock to employees, directors, and consultants of the Company under the 2002, 2006 and 2007 Stock Option Plans, respectively .

 Also included in the 997,799 issued options are options issued pursuant to our Incentive Stock Option Plan.  The Board of Directors and our shareholders approved the adoption of the Incentive Stock Option Plan on December 23, 1999.  Our Incentive Stock Option Plan provides for the granting of options to purchase a maximum of 500,000 shares of the Company's common stock. This plan expired December 24, 2009.

b)           Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The table that follows sets forth, as of March 8, 2010 certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The applicable percentage of ownership is based on 5,971,583 shares outstanding as of March 8, 2010.

Name address and title of beneficial owner (1)	Number of shares beneficially owned	Percentage of Common Stock Beneficially Owned

Richard D. Rockwell, Chairman and Director (2)	2,096,013	34.7%

James E. Henry, Vice-Chairman, Chief Executive Officer, Treasurer
and Director	1,205,519	20.0%

Brian Reach, President, Chief Operating Officer,
Secretary, and Director (3)	262,000	4.3%

John P. Hopkins, Chief Financial Officer (4)	94,500	1.6%

Brian J. Smith, Corporate Controller (5)	28,000	*

Christopher Peckham, Chief Information Officer / Chief Security Officer (6)	20,000	*

Robert De Lia, Sr., Director (7)	70,694	1.2%

James W. Power, Director (8)	12,000	*

Joseph P. Ritorto, Director (9)	69,196	1.1%

David Sands, Director (10)	12,000	*

All executive officers and directors as a group (10 persons) (10)	3,869,922	64.1%

* Less than 1%

CERTAIN BENEFICIAL OWNERS

NONE

(1)  Except as otherwise indicated, the address of each individual listed is c/o the Company at 17-01 Pollitt Drive, Fair Lawn, NJ 07410.

(2)  The amount shown for Mr. Rockwell includes two currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $5.60 and $6.43.

(3) The amount shown for Mr. Reach includes a currently exercisable option to purchase 100,000 shares of the Company’s Common Stock at a price of $7.10 per share and a currently exercisable option to purchase 30,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(4) The amount shown for Mr. Hopkins includes a currently exercisable option to purchase 90,000 shares of the Company’s Common Stock at a price of $3.71 per share.

(5) The amount shown for Mr. Smith includes a currently exercisable option to purchase 16,000 shares of the Company’s Common Stock at a price of $4.26 per share and 4,000 shares of the Company’s Common Stock at a price of $4.11 per share.

(6) The amount shown for Mr. Peckham includes a currently exercisable option to purchase 20,000 shares of the Company’s Common Stock at a price of $4.65 per share.

(7) The amount shown for Mr. De Lia, Sr. includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $4.90, $3.33, $4.65 and $6.43 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(8) The amount shown for Mr. Power includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $6.08, $3.33, $4.65 and $6.43 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(9) The amount shown for Mr. Ritorto includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at $4.90, $3.33, $4.65 and $6.43 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(10) The amount shown for Mr. Sands includes four currently exercisable options to purchase 2,000 shares each of the Company’s Common Stock at a price of $4.90, $3.33, $4.65 and $6.43 per share, respectively, and one currently exercisable option to purchase 4,000 shares of the Company’s Common Stock at a price of $5.60 per share.

(11) The amount shown includes currently exercisable options to purchase 314,000 shares of the Company’s Common Stock.

  Item 13.         Certain Relationships and Related Transactions and Director Independence

a) Joseph P. Ritorto, a member of our Board of Directors since January 2002, was co-founder of First Aviation Services, Inc. (“First Aviation”).  Mr. Ritorto sold First Aviation to a group led by Goldman Sachs in May 2008. In 2007 the Company had revenues of $546,375  principally associated with an integrated security systems project with First Aviation.  During the period in 2008 that the business was owned by Mr. Ritorto, the Company had no revenues from First Aviation.  There are no outstanding accounts receivable due from First Aviation at December 31, 2009 related to the period that the business was owned by Mr. Ritorto.

Richard D. Rockwell, a member of the Board of Directors since November 2007, has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.  The Company had revenues of  $120,130, $51,447 and $4,787 for the years 2009, 2008 and 2007, respectively.  These revenues were principally related to the sale of equipment.  There was a balance of $39,192 in accounts receivable as of December 31, 2009.

b) The Company considers Messrs. De Lia, Power , Ritorto, Rockwell and Sands to be independent directors in accordance the NASDAQ’s listing standards.

Item 14.    Principal Accountant Fees and Services

Fees Paid to Our Independent Auditors During 2009 and 2008

Audit Fees

The aggregate fees paid to Amper, Politziner & Mattia, LLP for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K  in 2009 and the review of the financial statements on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2009 were $253,860.

The aggregate fees paid to Amper, Politziner & Mattia, LLP for professional services rendered for the audits of the Company’s annual financial statements on Form 10-K in 2008 and the review of the financial statements on Form 10-Q for the quarter ended September 30, 2008 were $161,710.

Audit-Related Fees

There were no audit-related fees paid to Amper, Politziner & Mattia, LLP in 2009 and 2008.

Audit related services include due diligence in connection with acquisitions, consultation on accounting and internal control matters, audits in connection with proposed or consummated acquisitions and review of registration statements.

 Tax Fees

There were no tax fees paid to Amper, Politziner & Mattia, LLP in 2009 and 2008.

All Other Fees

There were no other fees paid to Amper, Politziner & Mattia, LLP in 2009 and 2008.

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

Date: March 12, 2009	HENRY BROTHER ELECTRONICS, INC.

By: /s/ James E. Henry
James E. Henry
Vice-Chairman, Chief Executive Officer, Treasurer and Director

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

SIGNATURE

Date: March 12, 2009	/s/ Richard D. Rockwell
Richard D. Rockwell
Chairman and Director

Date: March 12, 2009	/s/ James E. Henry
James E. Henry
Vice-Chairman, Chief Executive Officer, Treasurer and Director

Date: March 12, 2009	/s/ Brian Reach
Brian Reach
President, Chief Operating Officer,
Secretary and Director

Date: March 12, 2009	/s/ John P. Hopkins
John P. Hopkins
Chief Financial Officer

Date: March 12, 2009	/s/ Robert L. DeLia Sr.
Robert L. DeLia Sr.
Director

Date: March 12, 2009	/s/ James W. Power
James W. Power
Director

Date: March 12, 2009	/s/ Joseph P. Ritorto
Joseph P. Ritorto
Director

Date: March 12, 2009	/s/ David Sands
David Sands
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Henry Bros. Electronics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Henry Bros. Electronics, Inc. and Subsidiaries (the “Company”) as of December 31 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Bros. Electronics, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the financial statements referred to above, we audited Schedule II – Valuation and Qualifying Accounts.  In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia LLP

March 12, 2010
Edison, New Jersey

Part I     Financial Information

Item 1.    Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,917,046	$27,704
Accounts receivable-net of allowance for doubtful accounts of $712,206 at December 31, 2009 and $801,306 at December 31, 2008	12,053,139	18,164,066
Inventory	1,245,306	1,201,477
Costs in excess of billings and estimated profits	6,003,533	5,512,101
Deferred tax asset	1,251,443	1,363,309
Retainage receivable	295,928	1,756,481
Prepaid expenses and income tax receivable	1,423,541	878,003
Other assets	161,479	330,052
Total current assets	25,351,415	29,233,193

Property and equipment - net of accumulated depreciation of $3,622,058 at December 31, 2009 and $2,993,961 at December 31, 2008	2,254,054	2,328,438
Goodwill	3,785,480	3,592,080
Intangible assets - net of accumulated amortization $ 1,187,013 in 2009 and $1,018,870 in 2008	888,752	1,016,665
Deferred tax asset	-	-
Other assets	412,594	439,732
TOTAL ASSETS	$32,692,295	$36,610,108

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$5,360,471	$6,927,365
Accrued expenses	3,507,060	4,833,618
Accrued taxes	-	200,774
Billings in excess of costs and estimated profits	1,567,874	2,006,751
Deferred income	136,574	157,890
Current portion of long-term debt	536,552	629,742
Other current liabilities	494,017	532,932
Total current liabilities	11,602,548	15,289,072

Long-term debt, less current portion	4,830,517	4,855,662
Deferred tax liability	318,850	406,417
TOTAL LIABILITIES	16,751,915	20,551,151

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized at December 31, 2009 and 10,000,000 shares authorized at December 31, 2008. 6,035,366 shares issued and outstanding in 2009 and 5,966,583 shares in 2008	60,354	59,666
Additional paid in capital	18,437,288	17,732,596
Accumulated deficit	(2,557,262)	(1,733,305)
TOTAL EQUITY	15,940,380	16,058,957
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$32,692,295	$36,610,108

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008	2007
Revenue	$55,105,469	$62,357,466	$57,852,216
Cost of revenue	40,848,553	46,465,194	45,076,126
Gross profit	14,256,916	15,892,272	12,776,090
Operating expenses:
Selling, general & administrative expenses	14,985,849	12,797,730	12,695,509
Intangible asset impairment charges	-	-	43,999
Operating (loss) profit	(728,933)	3,094,542	36,582

Interest income	28,610	91,558	73,493
Other income	38,885	17,266	(191)
Interest expense	(280,911)	(271,290)	(349,907)
(Loss) income before tax expense	(942,349)	2,932,076	(240,023)
Tax (benefit) expense	(118,392)	1,374,320	63,281
Net (loss) income	$(823,957)	$1,557,756	$(303,304)

BASIC (LOSS) EARNINGS PER COMMON SHARE:
Basic (loss) earnings per common share	$(0.14)	$0.27	$(0.05)
Weighted average common shares	5,865,187	5,786,104	5,768,864

DILUTED (LOSS) EARNINGS PER COMMON SHARE:
Diluted (loss) earnings per common share	$(0.14)	$0.26	$(0.05)
Weighted average diluted common shares	5,865,187	5,988,782	5,768,864

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional
	par value $0.01		Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2006	5,916,065	$59,161	$16,900,653	$(2,949,196)	$14,010,618

Cumualitive effect for adpotion of ASC 740				(38,561)	(38,561)

Shares issued in connection with
the acquisition of CIS Security Systems	10,000	100	37,400		37,500

Amortization of value assigned to
stock option grants			227,839		227,839

Net loss				(303,304)	(303,304)

Balance at December 31, 2007	5,926,065	59,261	17,165,892	(3,291,061)	13,934,092

Recovery from shareholder, net			59,443		59,443

Surrendered shares to purchase fixed asset	(3,200)	(32)	(14,048)		(14,080)

Employee stock options exercised	23,718	237	119,021		119,258

Shares issued in connection with
the acquisition of CIS Security Systems	20,000	200	120,350		120,550

Amortization of value assigned to
stock option grants			281,938		281,938

Net income				1,557,756	1,557,756

Balance at December 31, 2008	5,966,583	59,666	17,732,596	(1,733,305)	16,058,957

Employee stock options exercised	43,783	438	203,231		203,669

Shares issued in connection with
the acquisition of CIS Security Systems	25,000	250	139,100		139,350

Amortization of value assigned to
stock option grants			362,361		362,361

Net loss				(823,957)	(823,957)

Balance at December 31, 2009	6,035,366	$60,354	$18,437,288	$(2,557,262)	$15,940,380

See accompanying notes to the consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(823,957)	$1,557,756	$(303,304)
Adjustments to reconcile net income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,040,322	840,738	899,325
Bad debt expense	316,181	346,602	41,123
Provision for obsolete inventory	8,305	202,490	180,000
Impairment charges		-	43,999
Stock option expense	362,361	281,938	227,839
Deferred income taxes	24,299	88,895	(26,730)
Changes in operating assets and liabilities:
Accounts receivable	5,794,746	(5,204,110)	280,677
Inventory	(43,830)	56,964	67,002
Costs in excess of billings and estimated profits	(491,432)	(2,317,062)	1,448,430
Retainage receivable	1,460,554	(48,357)	(317,657)
Other assets	195,711	(14,970)	(25,002)
Prepaid expenses and income tax receivable	(545,537)	22,920	(446,123)
Accounts payable	(1,566,894)	(1,230,408)	2,184,728
Accrued expenses	(1,326,558)	1,766,022	(1,576,749)
Taxes Payable	(200,774)	-	-
Billings in excess of costs and estimated profits	(438,877)	429,749	409,743
Deferred income	(21,317)	(48,571)	(270,315)
Other liabilities	(38,915)	81,437	198,609
Net cash provided by (used in) operating activities	3,704,388	(3,187,967)	3,015,595
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(90,230)	(62,500)	(25,000)
Purchase of property and equipment	(429,688)	(569,494)	(652,704)
Net cash used in investing activities	(519,918)	(631,994)	(677,704)
Cash flows from financing activities:
Recovery from shareholder, net	-	59,443	-
Proceeds from exercising of stock options - net of fees	203,669	119,258	-
Borrowings under revolving loan agreement	2,150,000	700,001	788,000
Repayments under revolving agreement	(2,150,000)	-	-
Payments of bank loans	(103,410)	(221,110)	(206,602)
Net repayments of other debt	(74,328)	-	(9,135)
Payments of equipment financing	(321,059)	(87,377)	167,443
Net cash used in financing activities	(295,128)	570,215	739,706

Increase (decrease) in cash and cash equivalents	2,889,342	(3,249,746)	3,077,597
Cash and cash equivalents - beginning of period	27,704	3,277,450	199,853
Cash and cash equivalents - end of period	$2,917,046	$27,704	$3,277,450
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$276,553	$265,876	$331,924
Taxes	707,083	1,032,642	240,000
Non-cash investing and financing activities:
Equipment financed	368,108	316,511	359,040
Issuance of stock to acquire businesses	143,400	120,550	37,500
Surrender shares to purchase fixed assets	-	14,080	-

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

The table below shows revenue percentage by geographic location for each of the years ended December 31:

	Year ended
	December 31,
	2009	2008	2007
New Jersey/New York	51%	45%	46%
California	17%	20%	20%
Texas	5%	4%	4%
Arizona	8%	11%	8%
Colorado	10%	8%	9%
Virginia / Maryland	8%	10%	8%
Integration segment	99%	98%	95%
Specialty segment	4%	2%	7%
Inter-segment	-3%	0%	-2%
Total revenue	100%	100%	100%

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

 (b)   Revenue Recognition

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

(i)   Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation.  Depreciation is computed on a straight-line basis over estimated useful lives of four to ten years.  Leasehold improvements are amortized over the shorter of related lease term or the estimated useful lives.  Upon retirement or sale, the costs of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of income.  Repairs and maintenance costs are expensed as incurred. Annually, the Company routinely reviews its property and equipment for impairment, and accordingly, will write-down those assets to their estimated fair value.  There was no impaired property and equipment in 2009, 2008 and 2007.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

 (j)    Intangible Assets

The Company’s intangible assets include goodwill and other intangibles. Other intangibles consist of the fair value of acquired customer lists, service contracts acquired, trade names, and covenants not to compete.  Goodwill represents the excess of purchase price over fair value of net assets acquired at the date of acquisition. Collectively, these assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2009 and 2008, we had $4,674,232 and $4,608,745, respectively, of goodwill and other intangibles, accounting for 14.3% and 12.6% of our total assets at the respective dates. The goodwill is not amortizable; the majority of other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

Effective January 1, 2002, the Company adopted the provisions of FASB ASC 350 “Goodwill and Other”.   In accordance with that statement, goodwill and intangible assets with indefinite lives are not amortized, but are tested at least annually for impairment. Prior to January 1, 2002, the Company had not recorded goodwill or other intangible assets of indefinite lives. Intangible assets with estimable useful lives, consisting primarily of acquired customer lists, service contracts and covenants not to compete are amortized on a straight-line basis over their estimated useful lives of three to fifteen years and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If the intangible asset’s remaining useful life is changed, the intangible asset will be amortized over the remaining useful life. If the asset being amortized is determined to have an indefinite useful life, the asset will be tested for impairment. The impairment test will consist of measuring its fair value with its carrying amount. If the carrying amount of the intangible assets exceeds its fair value, an impairment loss is recognized for an amount equal to the excess and the adjusted carrying amount is recognized as its new accounting basis.

The Company’s goodwill impairment test is based on a two part procedure consistent with the requirements of FASB ASC 350. The first test consists of determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds the fair value of the reporting unit, a second test is performed. In step two, the implied fair value of the goodwill (which is the excess of the fair value of the reporting unit over the fair value of the net assets) is compared to the carrying value of the goodwill. An impairment loss is recognized for any excess value of goodwill over the implied value. We determined the reporting unit by analyzing geographic regions, as management evaluates the Company’s performance in this manner. We have identified five separate and distinct operating units for the testing requirements of FASB ASC 350, and evaluate each reporting unit for impairment.

We completed our annual goodwill impairment analysis as of December 31, 2009. Our assessment did not result in good will impairment. Significant assumptions used in the include revenue growth, margins and discount rates. We used historical performance and management estimates of future performance to determine margins and growth rates. Of reporting units with goodwill, these entities had a combined fair value that is in excess of its carrying value by approximately 147%. However, there were certain individual entities that, while not requiring an impairment expense in 2009, given the current economic climate, resulted in a reduction in the fair value that is in excess of its carrying value compared to the impairment  analysis conducted in 2008.  Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

The Company recorded an impairment charge of $43,999 for the write down of a trade name for the year ended December 31, 2007.  There were no write downs for the years ended December 31, 2009 and 2008.

 In 2009, 2008 and 2007 there no charges to operations resulted from management’s goodwill impairment evaluation.

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

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Credit risk is generally diversified due to the large number of customers that make up the Company’s customer base and their geographic dispersion. The Company performs an ongoing credit evaluation of its customers. In 2009, billings to one customer represented 9.1% of the Company’s consolidated revenue or 9.8% of revenue from the Integration segment. In 2009, accounts receivable from one customer represented 10.7% of the Company’s consolidated net accounts receivable.  Revenues from government agencies were 34.2%, 36.7% and 40.7%  of total revenue for the years ended December 31, 2009, 2008 and 2007, respectively.

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

(m)   Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of December 31, 2009.

 (n)   Marketing and Advertising Costs

The Company expenses marketing and advertising cost when the marketing and advertisement occurs.  Total marketing and advertising expenses amounted to approximately $106,669, $93,599 and $63,759 for the years ended December 31, 2009, 2008 and 2007, respectively.

(o)   Stock Based Compensation

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

 (p)    Warranty

The Company offers warranties on all products, including parts and labor that ranges from one to three years, depending upon the product. For products made by others, the Company passes along the manufacturer’s warranty to the end user.  For the years ended December 31, 2009, 2008 and 2007, warranty expense was $102,357, $40,155 and $44,868, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

 (q)   Net (Loss) Earnings  Per Share

The computation of basic (loss) earnings  per share is based upon the weighted average number of shares of common stock outstanding during the period. The computation of diluted loss per share excludes the dilutive effects of common stock equivalents such as options and warrants. Potentially dilutive securities are not included in loss per share for the years ended December 31, 2009 and 2007 as their inclusion would be antidilutive.

The following securities were not included in the computation of diluted net loss per share as their effect would have been anti-dilutive:

	December 31,
	2009	2007
Options to purchase common stock	39,837	50,834

Shares issued in connection with the acquisition of Securus Inc., held in escrow	150,001	150,001

  (r)   Segment Information

FASB issued Statement of Financial Accounting Standards No. 131, “ Disclosure about Segments of an Enterprise and Related Information ” (“Statement 131”), that establish standards for the reporting by public business enterprises of financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to shareholders. The Company has identified two operating segments in which it operates; Security Systems Integration (“Integration”) and Specialty Products and services (“Specialty”). The Integration segment provides design, installation and support services for a wide variety of security, communications and control systems.  The Company specializes in turn-key systems that integrate many different technologies.  Systems are customized to meet the specific needs of its customers. The Specialty Products and Services segment (“Specialty”) includes the Company’s emergency preparedness planning programs business and its wireless business specializes in designing, manufacturing and maintaining wireless communications equipment used to enhance and extend emergency radio frequency services and cellular communication for both fixed and mobile applications.

 Each of the Company’s segments market nationwide with an emphasis in the Arizona,  California, Colorado, Maryland, New Jersey, New York, Texas and Virginia metropolitan areas. Customers are primarily medium and large businesses and governmental agencies. The Company derives a majority of its revenues from project installations and, to a smaller extent, maintenance service revenue.

(s)   Recent Accounting Pronouncements

 In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In April 2008, the FASB issued additional guidance within ASC 350-30, General Intangibles Other than Goodwill (“ASC 350-30”). The required provisions within ASC 350-30 amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the prior guidance within ASC 350  Intangibles – Goodwill and Other . The guidance shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  ASC 350-30 is intended to improve the consistency between the useful life of an intangible asset determined under prior requirements within ASC 350 and the period of expected cash flows used to measure the fair value of the asset under ASC 805 and other GAAP. We have evaluated the new statement and have determined that it does not have a significant impact on the determination ore reporting of our financial results.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

In April 2009, the FASB amended Fair Value Accounting to provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and also provides guidance on identifying circumstances that indicate a transaction is not orderly. We have evaluated the new statement and have determined the adoption did not have a material impact on the Consolidated Financial Statements.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. The Company evaluated all events or transactions that occurred after December 31, 2009 up through the date we filed this annual report on Form 10-K.  During this period no material subsequent events came to our attention.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, “Financial Instruments,” which amends previous Topic 825 guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows.

 2 .          ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31,
	2009	2008
Completed contracts, including retentions	$4,407,312	$2,829,701
Contracts in progess:	8,358,033	16,135,671

	12,765,345	18,965,372
Less: Allowance for doubtful accounts	712,206	801,306
	$12,053,139	$18,164,066

At December 31, 2009 and 2008, the largest accounts receivable from any one customer represented 10.7% and 10.1% of the net accounts receivable, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

3.         COSTS AND BILLINGS ON UNCOMPLETED CONTRACTS

Costs and billing on uncompleted contracts consisted of the following:

	December 31,
	2009	2008
Cost incurred on uncompleted contracts	$46,259,927	$68,235,896
Billings on uncompleted contracts	41,824,268	64,730,546
	$4,435,659	$3,505,350

Included in accompanying Balance Sheets under the following captions:

	December 31,
	2009	2008
Costs in excess of billings and estimated profits	$6,003,533	$5,512,101
Billing in excess of costs and estimated profits	1,567,874	2,006,751
	$4,435,659	$3,505,350

4.           INVENTORY

Inventories consisted of the following:

	December 31,
	2009	2008

Component parts	$160,318	$166,254
Finished goods	1,542,169	1,810,762
	1,702,487	1,977,016
Less: Valuation allowance	(457,181)	(775,539)
Net inventory	$1,245,306	$1,201,477

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

5.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2009	2008

Office equipment	$556,141	$518,156
Demo and testing equipment	430,104	330,403
Automotive equipment	2,256,036	2,114,458
Computer equipment	1,703,077	1,669,172
Machinery and equipment	437,043	293,659
Leasehold improvements	436,304	396,551
	5,818,705	5,322,399
Less: Accumulated depreciation	(3,564,651)	(2,993,961)
	$2,254,054	$2,328,438

Depreciation expense was $872,181, $672,881 and $689,884 for the years ended December 31, 2009, 2008 and 2007, respectively.

 Equipment under capital leases included in Property and Equipment are as follows:

	December 31,
	2009	2008

Automotive equipment	$1,476,423	$1,187,543
Less: Accumulated depreciation	(745,008)	(420,249)
	$731,415	$767,294

6.           GOODWILL

Goodwill consisted of the following:

	December 31
	2009	2008

National Safe of California, Inc.	$483,753	$483,753
Photo Scan Systems, Inc.	472,475	472,475
Henry Bros. Electronics, LLC (Arizona)	317,114	317,114
Airolite Communications, Inc.	250,034	250,034
Securus, Inc.	971,210	971,210
CIS Security Systems Corp.	1,252,600	1,059,200
Southwest Securityscan, Inc.	38,294	38,294
	$3,785,480	$3,592,080

In 2009, 2008 and 2007 there were no charges to operations resulting from management’s goodwill impairment evaluation.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

7.           INTANGIBLE ASSETS

Intangible assets consist of the following:

	Amortizable Intangibles
	Acquired		Covenant		Total
	Customer	Service	Not to	Trade	Amortizable	Trade	Total
	List	Rights	Compete	Name	Intangibles	Name	Intangibles
Gross carrying value:
December 31, 2007	959,998	436,649	287,773	36,001	1,720,421	315,114	2,035,535
Additions (deletions)	-	-	-	-	-	-	-
Impairment charge	-	-	-	-	-	-	-
December 31, 2008	959,998	436,649	287,773	36,001	1,720,421	315,114	2,035,535
Additions (deletions)	40,230	-	-	-	40,230	-	40,230
Impairment charge	-	-	-	-	-	-	-
December 31, 2009	1,000,228	436,649	287,773	36,001	1,760,651	315,114	2,075,765

Accumulated amortization:
December 31, 2007	(291,553)	(236,661)	(287,773)	(36,001)	(851,988)	-	(851,988)
2008 Amortization	(118,690)	(48,193)			(166,883)		(166,882)
Impairment charge	-	-	-	-	-	-	-
December 31, 2008	(410,243)	(284,854)	(287,773)	(36,001)	(1,018,871)	-	(1,018,870)
2008 Amortization	(119,950)	(48,192)	-	-	(168,142)	-	(168,143)
Impairment charge	-	-	-	-	-	-	-
December 31, 2009	(530,193)	(333,046)	(287,773)	(36,001)	(1,187,013)	-	(1,187,013)
Net carrying value	$470,035	$103,603	$-	$-	$573,638	$315,114	$888,752

Weighted average life in years	11	6	3	5	6

Amortization expense was $168,143, $166,882, and $208,868 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future amortization expense for the next five years is as follows:

December 31
2010	$169,072
2011	125,120
2012	125,120
2013	99,471
2014	41,086

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The Revolving Loan is subject to certain borrowing base limitations.  On November 11, 2009 the term of the Revolving Loan  has been extended to June 30, 2011.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate (3.25% at both December 31, 2009 and December 31, 2008).  As part of the extension of the Term Loan to June 30, 2011, the interest rate will now be subject to a minimum floor rate of 4.0%.  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

The Term Loan provided for the payment of sixty equal monthly installments of principal and interest in the amount of $19,730 commencing July 30, 2005 and continued through June 30, 2009.  Interest under the Term Loan was 6.75%.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.  The company was not in compliance with one of the covenants at December 31, 2009. The Company received a waiver from TD Bank on March 12, 2010.

Long-term debt included the following balances:

	December 31,
	2009	2008
Term loan at 6.75% interest payable in monthly installments
of $19,730 thru June 01, 2009	$-	$103,410

Revolving line at the prime rate of interest, payable in monthly
installments thru June 30, 2011	4,335,898	4,335,898

Corporate insurance financed at 5.99% payable in monthly
installments thru September 01, 2010	194,665	268,992

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	836,506	777,104
	5,367,069	5,485,404
Less: Current Portion	(536,552)	(629,742)
	$4,830,517	$4,855,662

The weighted average prime interest rate was 3.25% and 4.8% for the years ended December 31, 2008 and 2009, respectively.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

Aggregate maturities of all outstanding debt at December 31, 2009:

2010	$481,165
2011	4,623,654
2012	184,959
2013	77,291
$5,367,069

Future minimum lease payments for assets under capital leases outstanding at December 31, 2009:

2010	$347,018
2011	358,332
2012	218,595
2013	87,386
1,011,331
Less: Amount representing interest	(174,825)
Present value of net minimum lease payments	$836,506

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

9.           INCOME TAXES
 The tax provision consists of the following:

	Years Ended December 31,
	2009	2008	2007
Federal:
Current	$(281,705)	$821,398	$5,869
Deferred	84,844	138,507	24,465
	(196,861)	959,905	30,334
State:
Current	138,890	464,027	63,934
Deferred	(60,421)	(49,612)	30,987
	78,469	414,415	32,947
	$(118,392)	$1,374,320	$63,281

The components of the deferred tax asset (liability) as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred Tax Asset:
Allowance for doubtful accounts	$279,917	$331,330
Accrued absences	218,298	237,991
Accrued warranty	183,463	219,514
Bonus accrual	99,647	276,120
Inventory	183,693	321,479
Deferred rent	63,372	43,436
Stock compensation	67,385	93,542
Accrued commissions	249,723	-
Net operating loss / charitable contribution carry forward	566,505	624,694
Less: valuation allowance	(85,108)	(159,102)
Total deferred tax asset	$1,826,895	$1,989,004

Deferred Tax Liability:
Deferred revenue	-	$(66,561)
Depreciation	(508,527)	(503,838)
Goodwill	(82,702)	(83,228)
Intangible assets	(303,073)	(378,485)
Total deferred tax liability	$(894,302)	$(1,032,112)

Net deferred tax asset	$932,593	$956,892

Net short-term asset	$1,251,443	$1,363,309
Net long-term (liability) asset	$(318,850)	$(406,417)

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

 The Company has approximately $1.0 million and $5.7 million of federal and state net operating loss carryforwards as of December 31, 2009.  Some of the net operating loss carryforwards were acquired and are subject to limitation under Internal Revenue Code Section 382.

A valuation allowance is provided when it is more likely than not that some portion of deferred tax assets will not be realized.  The Company has a valuation allowance of approximately $85,000 as of December 31, 2009 to account for a portion of the Company’s State deferred tax assets including State net operating loss carryforwards that are not more likely than not to be realized.  The valuation allowance decreased by approximately $74,000 for the year ended December 31, 2009 due to the utilization of State net operating loss carryforwards that were previously deemed unrealizable.

The provision for income taxes differs from that computed using the United States statutory tax rate of 34% due to the following:

	Years Ended December 31,
	2009	2008	2007
Provision (benefit) for taxes using statutory rate	$(320,275)	$996,906	$(81,608)
State taxes, net of federal tax benefit	159,769	218,412	10,823
FIN 48 state additional exposure (reduction)	(6,203)	7,766	8,539
Change in valuation allowance	(73,994)	-	-
State taxes, net of federal tax benefit-change in estimated rate	-	-	1,841
Change in prior year deferred tax estimates - State	-	6,880	5,280
Change in prior year deferred tax estimates - Federal	-	31,397	23,076
Permanent differences:
Goodwill impairment	-	-	14,960
Goodwill tax amortization	-	-	(8,651)
Qualified stock based compensation	78,779	91,602	66,585
Other non-deductible expenses	43,532	21,357	22,435
Provision (benefit) for income taxes	$(118,392)	$1,374,320	$63,280

The Company adopted FASB provisions for accounting for uncertainty in income taxes as of January 1, 2007.  As a result of this adoption, the Company recognized an approximate $38,561 increase in the liability for unrecognized tax benefits and a decrease to the January 1, 2007 balance of retained earnings.  There were no additional tax liabilities identified in 2008 or 2009, except for the potential additional interest on those liabilities recognized at December 31, 2007.   As of December 31, 2009 and 2008, the Company had $48,663 and $54,866, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits as of and during the years ended December 31, 2009 and 2008 follows:

	Years Ended December 31,
	2009	2008
Gross unrecognized income tax benefits beginning of year	$54,866	$47,100
Reductions for tax positions due to statute of limitations expiration	(7,247)	-
Additions for the tax positions of prior years	1,044	7,766
Gross unrecognized income tax benefits at end of year	$48,663	$54,866

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal consolidated tax return and its state tax returns in New York, New Jersey and California as major tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2006 through 2009 tax years. The periods subject to examination for the Company’s state returns in New York, New Jersey and California are years 2005 through 2009. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  At December 31, 2009 and 2008, the Company recognized approximately $1,044 and $9,224, respectively, in potential interest and penalties associated with uncertain tax positions.  The change in the unrecognized tax benefit within the next 12 months is not expected to be material to the financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

10.           INCENTIVE STOCK OPTION PLAN

The Company has a Stock Option Plan (the “1999 Plan”), for the benefit of employees of the Company, under which options to purchase up to a maximum of 500,000 shares of its common stock may be issued. The maximum term of any option is ten years, and the option price per share may not be less than the fair market value of the Company’s shares at the date the option is granted.  However, options granted to persons owning more than 10% of the voting shares will have a term not to exceed five years, and the option price will not be less than 110% of fair market value.  Options granted to an optionee will usually vest 33 1/3% annually, beginning on the first anniversary of the option grant, subject to the discretion of the Compensation Committee of the Board of Directors.  The 1999 Plan terminated on December 23, 2009 .  Any option outstanding at the termination date remains outstanding until it expires or is exercised in full, whichever occurs first.

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

The 2002, 2006 and 2007 Plans (collectively “the Plans”) allow the granting of incentive stock options or non-qualified stock options to the Company’s employees, directors and consultants, up to a maximum of 230,000, 250,000 and 250,000 shares of its common stock for the 2002, 2006 and 2007 Plans, respectively.  All stock options granted under the Plans will be exercisable at such time or times and in such installments, if any, as our Compensation Committee or the Board may determine and expire no more than ten years from the date of grant.  The 2002 Plan will terminate on May 9, 2012, the 2006 Plan will terminate on August 2, 2016, and the 2007 Plan will terminate on November 8, 2017, or such earlier date as the Board of Directors may determine.  Any option outstanding at the termination date will remain outstanding until it expires or is exercised in full, whichever occurs first.  The exercise price of the stock option will be at fair market value.  Vesting is at the discretion of the Compensation Committee.  The Plans allow for immediate vesting if there is a change of control. As of December 31, 2009, in total, 245,485 options are available for future grant under the 2002, 2006 and 2007 Plans.  The Company charged $362,361, $281,938, and $227,839 to operations for the years ended December 31, 2009, 2008 and 2007, respectively, for the fair value of those options granted subsequent to January 1, 2003.

A summary of stock option activity under the Plan’s follows:

	Number of Shares		Price
	Outstanding	Exercisable	Outstanding	Exercisable
December 31, 2006	670,600	290,435	$5.17	$6.37
Granted at market	309,800		4.32
Exercised	-
Terminated	(63,500)		5.39
December 31, 2007	916,900	354,620	4.87	5.68
Granted at market	128,000		5.56
Exercised	(21,218)		5.07
Terminated	(39,167)		5.03
December 31, 2008	984,515	496,856	4.97	5.44
Granted at market	88,000		5.31
Exercised	(43,783)		4.65
Forfeited or expired	(30,933)		6.49
December 31, 2009	997,799	628,866	$4.96	$5.17

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

 A summary of the status of the Company’s nonvested shares as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested at December 31, 2007	562,280	$1.91

Granted	128,000	2.56

Vested	(237,918)	1.75

Forfeited (nonvested)	(35,297)	2.03

Nonvested at December 31, 2008	417,065	2.00

Granted	88,000	2.42

Vested	(122,799)	1.93

Forfeited (nonvested)	(13,333)	2.07

Nonvested at December 31, 2009	368,933	$2.11

As of December 31, 2009, there was $552,460 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate fair value of options outstanding at December 31, 2009, was $1,739,886 and had a weighted-average remaining contractual life of 2.7 years. Of these options outstanding, 628,866 were exercisable and 368,933 were expected to vest, and had an aggregate fair value of $759,547 with a weighted-average remaining contractual life of 3.7 years. The following table provides information related to options exercised during the years ended December 31:

	2009	2008	2007
Total intrinsic value	$59,421	$146,701	-
Cash received upon exercise	203,669	119,258	-
Related tax benefits realized	12,784	11,391	-

Stock based compensation is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the years ended December 31:

	2009	2008	2007
Expected Life (years)	5.4	4.3	4.0
Expected volatility	49.4%	42.9%	51.9%
Risk-free interest rates	1.7%	2.9%	4.1%
Dividend yield	-	-	-
Weighted-average grant-date fair value	$2.42	$2.56	$2.16

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

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 55,000 shares of its restricted common stock in 2009, 2008 and 2007 to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 25,000 shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011.

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

Preferred Stock – Our board of directors is authorized, without stockholder approval, to issue up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, and to fix the number of shares constituting any series and the designations of these series.  These shares may have rights senior to our common stock. The issuance of preferred stock may have the effect of delaying or preventing a change in control. The issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of our common stock or could adversely affect the rights and powers, including voting rights, of the holders of our common stock.  At present, we have no plans to issue preferred stock in the foreseeable future.

A total of 166,400 common shares are available for issuance of employee stock options and warrants as of December 31, 2009.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

12.	COMMITMENTS

Leases - The Company leases its office and warehouse facilities under operating leases that expire through 2016.  Future minimum rental payments, under non-cancelable leases as of December 31, 2009, are as follows:

2010	$602,877
2011	540,059
2012	364,995
2013	263,800
2014	245,181
Thereafter	439,903
$2,456,815

Rent expense under operating leases was $820,817, $890,778, and $754,258 for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	EMPLOYEE BENEFIT PLAN

As of January 1, 2003, the Company sponsored a 401-K plan, including discretionary profit sharing (the “401-K Plan”). As of September 1, 2003, the Company decided to discontinue matching employee contributions to the 401-K Plan, but resumed discretionary matches in 2008. The Company has implemented a match for 2008 and 2009 whereby the Company matched 25% of employee’s contributions, up to 10% of the employee’s salary, with a maximum match of $750.  An expense of $76,483 and $73,879 was recorded for the years ended December 31, 2009 and 2008, respectively, associated with the Company matching contribution. The Company plans to continue the same discretionary match in 2010. The Company’s contributions to the employees' accounts vest equally over three years and the employee contribution to their own account vests immediately. There were no Company matching contributions to the 401-K plan during 2007.

14.	RELATED PARTY TRANSACTIONS

Joseph P. Ritorto, a member of our Board of Directors since January 2002, was co-founder of First Aviation Services, Inc. (“First Aviation”).  Mr. Ritorto sold First Aviation to a group led by Goldman Sachs in May 2008. In 2007 the Company had revenues of $546,375  principally associated with an integrated security systems project with First Aviation.  During the period in 2008 that the business was owned by Mr. Ritorto, the Company had no revenues from First Aviation.  There are no outstanding accounts receivable due from First Aviation at December 31, 2009 related to the period that the business was owned by Mr. Ritorto.

Richard D. Rockwell, a member of the Board of Directors since November 2007, has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.  The Company had revenues of $120,130, $51,447 and $4,787 for the years 2009, 2008 and 2007, respectively.  These revenues were principally related to the sale of equipment.  There was a balance of $39,192 in accounts receivable as of December 31, 2009.

15.	CONTINGENT LIABILITIES

We know of no material litigation or proceeding, pending or threatened, to which we are or may become a party.

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material effect on the Company’s consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

16.           SEGMENT DATA

Selected information by business segment is presented in the following tables for the years ended December 31:

	For the year ended December 31,
	2009	2008	2007
Revenue
Integration	$53,089,756	$60,843,182	$56,332,837
Specialty	2,283,713	1,514,284	2,147,355
Inter-segment	(268,000)	-	(627,976)
Total revenue	$55,105,469	$62,357,466	$57,852,216

Operating Profit
Integration	$2,267,910	$7,019,073	$3,159,353
Specialty	703,468	(625,431)	(544,471)
Corporate	(3,700,311)	(3,299,100)	(2,578,300)
Total operating profit	$(728,933)	$3,094,542	$36,582

 Selected balance sheet information by business segment is presented in the following table as of December 31:

	December 31,
	2009	2008
Total Assets:
Integration	$27,309,364	$33,304,890
Specialty	1,454,812	1,756,730
Corporate	3,928,119	1,548,488
Total assets	$32,692,295	$36,610,108

17.	ACQUISITIONS

On October 2, 2006, the Company consummated the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”), a privately-held security systems integrator with offices in Baltimore, Maryland and Newington, Virginia, for an aggregate purchase price of $1,545,973 ($850,000 in cash to the selling shareholder, the assumption and subsequent repayment of CIS debt in the amount of $603,364, the issuance of 20,000 shares of the Company’s $0.01 par value common stock valued at $67,200 and $25,409 in transaction costs). In addition, the selling shareholder may earn an additional amount up to $250,000 in cash and 80,000 additional shares of the Company’s common stock if CIS achieves certain performance targets through December, 2011. As of December 31, 2009, on a cumulative basis the selling shareholder has earned $137,500 in cash and 55,000 additional shares (valued at $297,400) of the Company’s common stock through the achievement of certain performance targets, which resulted in the$193,400, $213,050 and $62,500 additional goodwill during each of the years ended December 31, 2009, 2008 and 2007, respectively.

Established in 1987, CIS provides design, engineering and installation services for integrated electronic security systems for both commercial and government clients in the Washington-Baltimore metropolitan area. CIS also provides design-build services for large-scale security systems for malls, shopping centers and stadiums throughout the country.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements (continued)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Presented below is a schedule of selected quarterly operating results:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Ended March 31	Ended June 30	Ended Sept. 30	Ended Dec. 31 (1)
Year Ended December 31, 2009
Revenue	$15,308,212	$13,971,980	$12,109,037	$13,716,240
Gross profit	4,222,014	3,890,109	3,022,057	3,122,736
Net income	166,122	55,253	(357,382)	(687,950)

Earnings per share
Basic	$0.03	$0.01	$(0.06)	$(0.12)
Diluted	0.03	0.01	(0.06)	(0.12)

Year Ended December 31, 2008
Revenue	$15,906,046	$15,123,950	$12,262,372	$19,065,098
Gross profit	3,689,108	3,841,951	3,612,452	4,748,761
Net income	283,957	337,261	210,782	725,756

Earnings per share
Basic	$0.05	$0.06	$0.04	$0.12
Diluted	0.05	0.06	0.04	0.12

Earnings (loss) per share are computed independently for each of the quarters presented, on the basis described in Note 1.  The sum of the quarters may not be equal to the full year earnings per share amount.

(1) The Company’s decrease in net income (loss) is principally the result of the overall declines in revenues due to the protracted credit freeze and economic downturn, which is having a significant negative impact on construction markets and capital spending patterns of commercial businesses.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

Column A	Column B	Column C	Column D	Column E	Column F
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Describe	Deductions- Describe	Balance at End of Period
Year ended December 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$801,306	$316,181	$-	$405,281	$712,206
Inventory allowance	775,539	8,305	-	326,663	457,181
Warranty reserve	404,406	102,357	-	41,377	465,386
Year ended December 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	810,587	346,602	-	355,883	801,306
Inventory allowance	595,539	180,000	-	-	775,539
Warranty reserve	392,220	40,155	-	27,969	404,406
Year ended December 31, 2007	-
Deducted from asset accounts:
Allowance for doubtful accounts	983,791	41,123	-	214,327	810,587
Inventory allowance	415,539	180,000	-	-	595,539
Warranty reserve	392,307	44,868	-	44,955	392,220

S-1

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES

EXHIBIT INDEX

The following exhibits are filed herewith as part of this Report on Form 10-K:

Exhibit Number	Description of Document	Method of Filing

3.1 —	Certificate of Incorporation of the Company	(1)
3.2 —	By-laws of the Company	(1)
3.3 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on July 5, 2001	(2)
3.4 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 28, 2001	(2)
3.5 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on August 9, 2005	(3)
3.6 —	Amended and Restated By-laws of the Company, filed on August 9, 2005	(3)
3.7 —	Certificate of Amendment of the Certificate of Incorporation of the Company, filed on November 12, 2009	(*)
4.1 —	Specimen Common Stock Certificate of the Company	(4)
10.1 —	2002 Stock Option Plan	(*)
10.5 —	1999 Incentive Stock Option Plan and form of Stock Option Agreement	(1)
10.11 —	Agreement between the Company and Administaff, Inc.	(6)
10.12 —	Loan Agreement between the Company and Hudson United Bank	(7)
10.13 —	Stock Purchase Agreement between the Company and Securus, Inc.	(8)
10.14 —	Office Lease between the Company and C.K. Bergen Holdings, LLC	(9)
10.15 —	Stock Purchase Agreement between the Company and CIS Security Systems, Corporation	(10)
10.16 —	2006 Stock Option Plan	(11)
10.17 —	2007 Stock Option Plan	(14)
14.1 —	Code of Ethics	(*)
14.2 —	Nominating Committee Charter	(13)
14.3 —	Audit Committee Charter	(14)
21.1 —	List of Subsidiaries	(*)
23.1 —	Consent of Amper, Politziner & Mattia, LLP	(*)
24 —	Power of Attorney (included on signature page hereto)	(*)
31.1 —	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
31.2 —	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
31.3 —	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
32 —	Section 1350 Compliance	(*)
99 —	Audit Committee Report	(*)

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

(6)    Incorporated by reference to the Company’s Annual Report on 10-KSB for the Company for the Year Ended December 31, 2004 filed with the Securities and Exchange Commission on March 28, 2005.

(7)   Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 7, 2005.

(8)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 14, 2005.

(9)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 2, 2006.

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 5, 2006.

(11) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on September 22, 2006.

(12) Incorporated by reference to the Company’s Annual Report on 10-KSB for the Company for the Year Ended December 31, 2003 filed with the Securities and Exchange Commission on April 1, 2004.

(13) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on July 5, 2005.

(14) Incorporated by reference to the Company’s Definitive Proxy on Form 14A, filed with the Securities and Exchange Commission on November 9, 2007.

(*)    Filed herewith.