Form 10-Q
period 2010-03-31
Henry Bros. Electronics, Inc.
filed 2010-05-12
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of  “large accelerated filer”, “accelerated filer and” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,045,366 shares of common stock, $.01 par value per share, as of May 3, 2010.

INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 (Unaudited) and March 31, 2009 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 6.	Exhibits	15

SIGNATURES		16

CERTIFICATIONS

Part I Financial Information

Item 1. Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,685,698	$2,917,046
Accounts receivable-net of allowance for doubtful accounts of	9,690,667	12,053,139
$728,840 at March 31, 2010 and $712,206 at December 31, 2009
Inventory	1,525,991	1,245,306
Costs in excess of billings and estimated profits	6,374,316	6,003,533
Deferred tax asset	1,250,900	1,251,443
Retainage receivable	370,144	295,928
Prepaid expenses and income tax receivable	1,357,304	1,423,541
Other assets	133,540	161,479
Total current assets	22,388,560	25,351,415

Property and equipment - net of accumulated depreciation of	2,114,803	2,254,054
$3,755,594 at March 31, 2010 and $3,564,650 at December 31, 2009
Goodwill	3,818,330	3,785,480
Intangible assets - net of accumulated amortization of $1,230,008 at	845,757	888,752
March 31, 2010 and $1,187,013 at December 31, 2009
Other assets	411,025	412,594
TOTAL ASSETS	$29,578,475	$32,692,295

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,411,814	$5,360,471
Accrued expenses	3,758,638	3,507,060
Billings in excess of costs and estimated profits	810,506	1,567,874
Deferred income	202,652	136,574
Current portion of long-term debt	455,441	536,552
Other current liabilities	431,032	494,017
Total current liabilities	10,070,083	11,602,548

Long-term debt, less current portion	3,070,359	4,830,517
Deferred tax liability	358,716	318,850
TOTAL LIABILITIES	13,499,158	16,751,915

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value; 20,000,000 shares authorized
6,040,366 shares issued and outstanding in 2010 and 6,035,366 in 2009	60,404	60,354
Additional paid in capital	18,518,788	18,437,288
Accumulated deficit	(2,499,875)	(2,557,262)
TOTAL EQUITY	16,079,317	15,940,380
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$29,578,475	$32,692,295

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Revenue	$12,441,292	$15,308,212
Cost of revenue	8,864,290	11,086,198
Gross profit	3,577,002	4,222,014
Operating expenses:
Selling, general & administrative expenses	3,457,058	3,870,860
Operating profit	119,944	351,154

Interest income	41,994	6,970
Other income	4,465	13,186
Interest expense	(58,977)	(65,701)
Income before income tax expense	107,426	305,609
Income tax expense	50,039	139,487
Net income	$57,387	$166,122

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.01	$0.03
Weighted average common shares	5,887,698	5,829,581

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share	$0.01	$0.03
Weighted average diluted common shares	6,059,458	6,143,851

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$57,387	$166,122
Adjustments to reconcile net income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	250,859	222,691
Bad debt expense	33,910	67,658
Provision for obsolete inventory	368	—
Stock option expense	60,000	60,000
Deferred income taxes	40,409	232,177
Changes in operating assets and liabilities:
Accounts receivable	2,329,204	(96,643)
Inventory	(280,684)	(21,502)
Costs in excess of billings and estimated profits	(370,783)	1,359,708
Retainage receivable	(74,216)	398,165
Other assets	29,508	(171,006)
Prepaid expenses and income tax receivable	66,237	(573,852)
Accounts payable	(948,656)	(699,118)
Accrued expenses	251,578	(274,905)
Billings in excess of costs and estimated profits	(757,368)	953,657
Deferred income	66,078	126,773
Other liabilities	(62,986)	10,808
Net cash provided by operating activities	690,845	1,760,733
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(12,500)	(25,000)
Purchase of property and equipment	(46,212)	(112,813)
Net cash used in investing activities	(58,712)	(137,813)
Cash flows from financing activities:
Proceeds from exercising of stock options - net of fees	—	169,686
Borrowings under revolving loan agreement	200,000	1,500,000
Repayments under revolving agreement	(1,900,000)	—
Payments of bank loans	—	(57,757)
Net repayments of other debt	(86,518)	(90,253)
Payments of equipment financing	(76,963)	(67,894)
Net cash (used in) provided by financing activities	(1,863,481)	1,453,782

(Decrease) increase in cash and cash equivalents	(1,231,348)	3,076,702
Cash and cash equivalents - beginning of period	2,917,046	27,704
Cash and cash equivalents - end of period	$1,685,698	$3,104,406
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$59,578	$64,701
Taxes	—	710,152
Non-cash investing and financing activities:
Equipment financed	22,400	217,464
Issuance of stock to acquire businesses	20,350	79,250

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional
	par value $0.01		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009 (audited)	6,035,366	$60,354	$18,437,288	$(2,557,262)	$15,940,380

Shares issued in connection with
the acquisition of CIS Security Systems	5,000	50	21,500	—	21,550

Amortization of value assigned to
stock option grants	—	—	60,000	—	60,000

Net income	—	—	—	57,387	57,387

Balance at March 31, 2010 (unaudited)	6,040,366	$60,404	$18,518,788	$(2,499,875)	$16,079,317

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of March 31, 2010 and for the three  month periods ended March 31, 2010 and 2009 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its Subsidiaries (the “Company” or “HBE”) considers necessary for the fair presentation of the Company’s financial position as of March 31, 2010, the results of its operations and cash flows for the three month periods ended March 31, 2010 and 2009, and changes in stockholders’ equity for the three month period ended March 31, 2010. The Company’s December 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of March 31, 2010, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Description of Business:

Henry Bros. Electronics, Inc., is an established player in the electronic physical security industry, specializing in integrated security systems, and emergency preparedness.

HBE provides products and services to customers in the public and private sectors. Customers include transit authorities, seaports, airports, universities, office-buildings, hospitals and airlines. Each of the Company’s segments markets its products and services nationwide with an emphasis in Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia.

The company operates through two primary operating segments:
1.	Security Systems Integration
2.	Specialty Product and Services

The Security Systems Integration business operates under the name Henry Bros. Electronics, Inc. and its approach to client service is core to all of its businesses. At the beginning of each new client relationship, HBE designates one member of its professional staff as the client service contact. This individual is the point person for communications between the client and HBE and often acts as the client's project manager for all of its security needs, which ensures that clients receive the best possible security solution to meet its needs. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

The Specialty Products and Services segment includes three separate businesses:
1.	Evacuation planning
2.	Mobile digital recording
3.	Airorlite Communications

The Evacuation Planning business operates under the Diversified Security Solutions, Inc. name and works with managers of high-rise office buildings to analyze their specific facilities’ needs with emergency preparedness plans. This division provides demonstrations, training and recommendations to clients; develops emergency plans and procedures; and communicates building strategy to the tenants to increase building community unity, awareness and confidence.

The Mobile Digital Recording business operates under the name Viscom Products, Inc. and has developed an integrated standard solution for the deployment of mobile digital recorders on municipal buses and trains.

The Airorlite Communications business provides specialized communications product design, development and engineering related to RF transmission.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

The table below shows the sales percentages by geographic location for the following periods:

	Three months ended
	March 31,
	2010	2009
New Jersey/New York	54%	48%
California	16%	16%
Texas	7%	4%
Arizona	5%	8%
Colorado	5%	12%
Virginia / Maryland	7%	10%
Integration segment	94%	98%
Specialty segment	6%	2%
Inter-segment	0%	0%
Total revenue	100%	100%

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

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of March 31, 2010.

Recently Issued Accounting Pronouncements:

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. In February 2010, an update to accounting guidance was issued which eliminates the disclosure of the date through which subsequent events have been evaluated.  This update was effective immediately.  The adoption of this amendment did not have a significant effect on our financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

3.  Earnings Per Share

The computation of basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period. When applicable, the computation of diluted earnings per share includes the dilutive effects of common stock equivalents, less the shares that may be repurchased with the funds received from their exercise and the effect of adding back unrecognized future stock compensation expense. Potentially dilutive common stock equivalents include shares issuable upon exercise of options. Contingent shares are excluded from basic earnings per share.

4.  Stock Based Compensation

For the three months ended March 31, 2010 and 2009, the Company charged $60,000 to operations in each period for stock based compensation expense.

A summary of stock option activity for the three months ended March 31, 2010 under the Company’s various Stock Option Plans’ follows:

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
December 31, 2009 (audited)	997,799	628,866	$4.96	$5.17
Granted at market	—		—
Exercised	—		—
Forfeited or expired	(10,300)		6.09
March 31, 2010 (unaudited)	987,499	641,866	4.95	5.17

There were no stock option grants during the three months ended March 31, 2010.

5.  Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	March 31,	December 31,
	2010	2009
Cost incurred on uncompleted contracts	$59,897,785	$46,259,927
Billings on uncompleted contracts	54,333,975	41,824,268
	$5,563,810	$4,435,659

Included in accompanying Balance Sheets under the following captions:

	March 31,	December 31,
	2010	2009
Costs in excess of billings and estimated profits	$6,374,316	$6,003,533
Billing in excess of costs and estimated profits	810,506	1,567,874
	$5,563,810	$4,435,659

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The Revolving Loan is subject to certain borrowing base limitations.  On November 11, 2009 the term of the Revolving Loan was extended to June 30, 2011.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate, subject to a minimum floor rate of 4.0% effective November 11, 2009 as part of the extension of the Revolving Loan .  TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.

Long-term debt included the following balances:

	March 31,	December 31,
	2010	2009
Revolving line at the prime rate of interest, subject to a minimum floor
rate of 4.0% effective November 11, 2009. Expires June 30, 2011	$2,635,898	$4,335,898

Corporate insurance financed at 5.99% payable in monthly
installments thru September 01, 2010	108,147	194,665

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	781,755	836,506
	3,525,800	5,367,069
Less: Current Portion	(455,441)	(536,552)
	$3,070,359	$4,830,517

The weighted average interest rate on the Revolving Loan was 4.0% and 3.35% for the three months ended March 31, 2010 and the year ended December 31, 2009, respectively.

7.  Income Taxes

The effective income tax rate for the three months ended March 31, 2010 was 46.6%, compared to an effective income tax rate of 45.6% for the three months ended March 31, 2009.  Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items that are permanent in nature.

The effective income tax rate for the three months ended March 31, 2010 has not been impacted by any material discrete items.  As of March 31, 2010 the Company has $49,893 of unrecognized liabilities from uncertain tax positions, all of which would impact the Company’s effective tax rate if recognized.  There have been no significant changes during the three months ended March 31, 2010.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) – (continued)

8.   STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 30,000 shares during 2009, 2008 and 2007, and 5,000 shares during the first three months of 2010 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 35,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

9.  Segment Data

Selected information by business segment is presented in the following tables:

	For the three months ended March 31,
	2010	2009
Revenue
Integration	$11,668,478	$14,989,646
Specialty	772,814	318,566
Inter-segment	—	—
Total revenue	$12,441,292	$15,308,212

Operating Profit
Integration	$767,591	$1,191,876
Specialty	267,121	63,896
Corporate	(914,768)	(904,618)
Total operating profit	$119,944	$351,154

Selected balance sheet information by business segment is presented in the following table as of:

	March 31,	December 31,
	2010	2009
Total Assets:
Integration	$25,684,025	$27,309,364
Specialty	1,240,112	1,454,812
Corporate	2,654,338	3,928,119
Total assets	$29,578,475	$32,692,295

10.  Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material effect on the Company’s consolidated financial statements.

11.  Related Party Transactions
Richard D. Rockwell, a member of the Board of Directors since November 2007, has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.  The Company had revenues from PST of $15,590 and $7,733 for the three months ended March 31, 2010 and 2009, respectively.  These revenues were principally related to the sale of equipment.  There was a balance of $39,425 and $39,192 in accounts receivable as of March 31, 2010 and December 31, 2009, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

 Henry Bros. Electronics, Inc., is an established player in the electronic physical security industry, specializing in integrated security systems, and emergency preparedness.

HBE provides products and services to customers in the public and private sectors. Customers include transit authorities, seaports, airports, universities, office-buildings, hospitals and airlines. Each of the Company’s segments markets its products and services nationwide with an emphasis in Arizona, California, Colorado, Maryland, New Jersey, New York, Texas and Virginia.

The company operates through two primary operating segments:
1.	Security Systems Integration
2.	Specialty Product and Services

The Security Systems Integration business operates under the name Henry Bros. Electronics, Inc. and its approach to client service is core to all of its businesses. At the beginning of each new client relationship, HBE designates one member of its professional staff as the client service contact. This individual is the point person for communications between the client and HBE and often acts as the client's project manager for all of its security needs, which ensures that clients receive the best possible security solution to meet its needs. The Company derives a majority of its revenues from project installations and to a smaller extent, maintenance service revenue.

The Specialty Products and Services segment includes three separate businesses:
1.	Evacuation planning
2.	Mobile digital recording
3.	Airorlite Communications

The Evacuation Planning business operates under the Diversified Security Solutions, Inc. name and works with managers of high-rise office buildings to analyze their specific facilities’ needs with emergency preparedness plans. This division provides demonstrations, training and recommendations to clients; develops emergency plans and procedures; and communicates building strategy to the tenants to increase building community unity, awareness and confidence.

The Mobile Digital Recording business operates under the name Viscom Products, Inc. and has developed an integrated standard solution for the deployment of mobile digital recorders on municipal buses and trains.

The Airorlite Communications business provides specialized communications product design, development and engineering related to RF transmission.

OUR VISION AND STRATEGY

Our vision is to maintain our leadership position in security technology. We intend to do this in part by:

•	Providing advice on product selection and system design;
•	Examining and thoroughly testing each security product as it would be set up for use in our customers’ facilities; and,
•	Using only systems and components that are reliable and efficient to use.

In addition to growing the business organically, we are opportunistically open to the possibility of pursuing the strategic acquisition of synergistic integrators and specialty products and service companies.  To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility, subject to certain borrowing base limitations, with TD Bank.  Borrowings under the revolving credit facility were $2,635,898 at March 31, 2010. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

TRENDS

Our revenue forecast for 2010 is expected to fall within a range of $60 million to $65 million.  We anticipate our overall average operating margins for our business to be in the range of 4.0% to 5.0% for the year ended December 31, 2010, as compared to an operating loss of 1.3% in 2009 and an operating profit of 5.0% in 2008.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first quarter of 2010, the revenue recognized under this contract represented $0.7 million, compared to $1.5 million in the first quarter of 2009. There were outstanding task orders included in our backlog of approximately $2.9 million at March 31, 2010.

Three Months Ended March 31, 2010 compared to March 31, 2009

	Three months ended March 31,
	2010	2009	% change
Revenue	$12,441,292	$15,308,212	-18.7%
Cost of revenue	8,864,290	11,086,198	-20.0%
Gross profit	3,577,002	4,222,014	-15.3%
Operating expenses:
Selling, general & administrative expenses	3,457,058	3,870,860	-10.7%
Operating profit	119,944	351,154	-65.8%

Interest income	41,994	6,970	502.5%
Other income	4,465	13,186	-66.1%
Interest expense	(58,977)	(65,701)	-10.2%
Income before income tax expense	107,426	305,609	-64.8%
Income tax expense	50,039	139,487	-64.1%
Net income	$57,387	$166,122	-65.5%

Revenue - Revenue for the three months ended March 31, 2010 was $12,441,292, representing a decrease of $2,866,920 or 18.7%, as compared to revenue of $15,308,212 for the three months ended March 31, 2009.   Our integration segment revenues were negatively impacted in the first quarter of 2010, compared to the same period in 2009, principally due to the protracted credit freeze and economic downturn,  the wind down of a large project in our Colorado operation in 2009 that did not repeat in 2010, and a number of larger projects included in the company’s December 31, 2009 backlog that had scheduled start dates beginning with the Company’s second quarter. Lower revenues under the L-3 Contract also contributed to this period-over-period decline. The L-3 Contract generated $0.8 million lower revenue in 2010 compared to 2009.  Partially offsetting these declines were increased revenue in the first quarter of 2010 over the prior year from our Texas and Airorlite operations.  Revenue in the first quarter of 2010 includes a 59% increase in the Texas market from the revenue recorded in the first quarter of 2009.

Cost of Revenue - Cost of revenue for the three months ended March 31, 2010 was $8,864,290 as compared to $11,086,198 for the three months ended March 31, 2009. The gross profit margin for the three months ended March 31, 2010 was 28.8 % as compared to 27.6% for the three months ended March 31, 2009.   The decline in gross profit dollars was directly related to the decline in revenue discussed above. Although California’s gross profit as a percent of revenue (“gross margin”) declined in the first quarter of 2010 compared to the first quarter of 2009, the gross margin in our Colorado, Arizona and Mid-Atlantic operations each increased in this same comparable period, reflecting management’s increased cost containments and efficiency improvements efforts in order to the lessen the negative impact of the protracted credit freeze and economic downturn.  Partially offsetting the declines was increased gross profit dollars and margin from our Airorlite operations.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,457,058 for the three months ended March 31, 2010 as compared to $3,870,860 for the three months ended March 31, 2009. This decrease of $413,802 or 10.7% was mainly attributable to lower personnel costs and overall cost containment reflecting management’s efforts to lessen the negative impact of the protracted credit freeze and economic downturn.

Interest Income – Interest income for the three months ended March 31, 2010 was $41,944 as compared to $6,970 for the three months ended March 31, 2009.  This increase was attributable to  interest earned on an income tax refund and higher average cash balances during the three month period ended March 31, 2010 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended March 31, 2010 was $58,977 as compared to $65,701 for the three months ended March 31, 2009.  The decrease is due to the average outstanding revolving debt balance being $1,254,444 lower in the three month period ended March 31, 2010 versus that in the three months ended March 31, 2009.  The lower outstanding revolving debt balance was offset in part by a 75 basis point higher average  rate of interest charged in 2010 compared to the same period in 2009.  This higher rate of interest was the result of interest now being paid at TD Bank’s prime rate, subject to a minimum floor rate of 4.0% as part of the extension of the Revolving Loan, which was effective as of  November 11, 2009.

Tax  Expense – The Company recognized income tax expense for the three months ended March 31, 2010 of $50,039, based upon  income  before income taxes of $107,426, compared with income tax expense of $139,487 for the three months ended March 31, 2009, based upon income before income taxes of $305,609.   Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items that are permanent in nature.  The effective income tax rate for the three months ended March 31, 2010 was 46.6%, compared to an effective income tax rate of 45.6% for the three months ended March 31, 2009.

Net Income - As a result of the above noted factors our net income was $57,387 for the three months ended March 31, 2010, compared to net income of $166,122 for the three months ended March 31, 2009. This resulted in diluted income per share of $0.01 on weighted average diluted common shares outstanding of 6,059,458 for the three months ended March 31, 2010, as compared to diluted earnings per share of $0.03 on weighted average diluted common shares outstanding of 6,143,851 for the three month period ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash and cash equivalents of $1,685,698.  Our net current assets were $12,318,477 at March 31, 2010 versus $13,748,867 at December 31, 2009.  Total debt at March 31, 2010 was $3,525,800 compared to the December 31, 2009 balance of $5,367,070.

Cash provided by operating activities was $690,845 during the three months ended March 31, 2010.  The most significant provider of cash resulted from a net decrease in accounts receivable of $2,329,204.  Partially offsetting this was a use of cash resulting from a decrease in accounts payable and billings in excess of costs and estimated profits of $948,656 and $757,368, respectively, combined with an increase in costs in excess of billings and estimated profits of $370,783.

Cash used in investing activities was $58,712, comprised of $46,212 for the purchase of property and equipment and $12,500 of earn-out payments associated with the CIS acquisition.

Cash used in financing activities was $1,863,481, all of which represents the net repayments of bank loans and other debt.

Borrowings under the revolving credit facility were $2,635,898 at March 31, 2010 and were $4,335,898 at December 31, 2009.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. On November 11, 2009 the term of the revolving credit agreement  was extended to June 30, 2011. As part of this extension, interest will continue be paid monthly in arrears at TD Bank’s prime rate, however, interest will now be subject to a minimum floor rate of 4.0%. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Backlog and Bookings

Booked orders increased $3,044,260 to $14,785,023 in the first quarter of 2010, as compared to $11,740,763 same quarter of 2009.

The Company’s backlog of $30,365,525 at March 31, 2010 increased $10,231,731 from the March 31, 2009 backlog of 20,133,794.  The principal drivers of this increase were increase bookings in our New Jersey / New York, Texas and California operations.

Critical Accounting Policies and Estimates

Disclosure of the Company’s significant accounting policies is included in Note 1 to the consolidated financial statements of the Company’s Annual Report on Form 10-K for year ended December 31, 2009.  Some of these policies require management to make estimates and assumptions that may affect the reported amounts in the Company’s financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest, subject to a minimum floor rate of 4.0%.  At March 31, 2010, there was $2,635,898 outstanding under this credit facility.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010.   Based on such evaluation, such officers have concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: May 12, 2010	By:	/s/ JAMES E. HENRY
James E. Henry
Vice Chairman, Chief Executive Officer, Treasurer and Director

Date: May 12, 2010	By:	/s/ BRIAN REACH
Brian Reach
President, Chief Operating Officer, Secretary and Director

Date: May 12, 2010	By:	/s/ JOHN P. HOPKINS
John P. Hopkins
Chief Financial Officer