Form 10-Q
period 2010-06-30
Henry Bros. Electronics, Inc.
filed 2010-08-12
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,050,366 shares of common stock, $.01 par value per share, as of August 6, 2010.

INDEX

Part I     Financial Information

Item 1.    Financial Statements

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,724,073	$2,917,046
Accounts receivable-net of allowance for doubtful accounts of $720,729 at June 30, 2010 and $712,206 at December 31, 2009	12,009,262	12,053,139
Inventory	1,731,602	1,245,306
Cost and estimated profit in excess of billing	7,628,587	6,003,533
Deferred tax asset	1,110,455	1,251,443
Retainage receivable	709,124	295,928
Prepaid expenses and income tax receivable	1,074,868	1,423,541
Other assets	159,666	161,479
Total current assets	26,147,637	25,351,415

Property and equipment - net of accumulated depreciation of $3,967,147 at June 30, 2010 and $3,564,650 at December 31, 2009	2,042,303	2,254,054
Goodwill	3,850,230	3,785,480
Intangible assets - net of accumulated amortization of $1,273,004 at June 30, 2010 and $1,187,013 at December 31, 2009	802,761	888,752
Other assets	358,596	412,594
TOTAL ASSETS	$33,201,527	$32,692,295

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	6,336,301	$5,360,471
Accrued expenses	3,372,421	3,507,060
Billing in excess of cost and estimated profit	1,034,127	1,567,874
Deferred income	207,680	136,574
Current portion of long-term debt	342,884	536,552
Other current liabilities	416,003	494,017
Total current liabilities	11,709,416	11,602,548

Long-term debt, less current portion	4,406,152	4,830,517
Deferred tax liability	519,988	318,850
TOTAL LIABILITIES	16,635,556	16,751,915

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value; 20,000,000 shares authorized 6,045,366 shares issued and outstanding in 2010 and 6,035,366 in 2009	60,454	60,354
Additional paid in capital	18,611,588	18,437,288
Accumulated deficit	(2,106,071)	(2,557,262)
TOTAL EQUITY	16,565,971	15,940,380
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$33,201,527	$32,692,295

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Revenue	$27,592,292	$29,280,192	$15,151,000	$13,971,980
Cost of revenue	19,894,834	21,168,069	11,030,544	10,081,871
Gross profit	7,697,458	8,112,123	4,120,456	3,890,109
Operating expenses:
Selling, general & administrative expenses	6,762,113	7,562,645	3,305,055	3,691,785
Operating profit	935,345	549,478	815,401	198,324

Interest income	56,333	9,037	14,339	2,067
Other income	4,465	15,794	-	2,608
Interest expense	(111,785)	(165,407)	(52,808)	(99,706)
Income before income tax expense	884,358	408,902	776,932	103,293
Income tax expense	433,167	187,527	383,128	48,040
Net income	$451,191	$221,375	$393,804	$55,253

BASIC EARNINGS PER COMMON SHARE:
Basic earnings per common share	$0.07	$0.04	$0.07	$0.01
Weighted average common shares	6,040,615	5,850,048	6,043,937	5,870,291

DILUTED EARNINGS PER COMMON SHARE:
Diluted earnings per common share	$0.07	$0.04	$0.06	$0.01
Weighted average diluted common shares	6,203,366	6,044,499	6,206,688	6,064,742

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$451,191	$221,375
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	505,408	459,098
Bad debt expense	77,281	159,979
Provision for obsolete inventory	1,226	-
Stock option expense	132,500	193,000
Deferred income taxes	342,126	232,177
Changes in operating assets and liabilities:
Accounts receivable	(33,404)	1,270,740
Inventory	(486,296)	(40,214)
Costs in excess of billings and estimated profits	(1,625,054)	2,065,552
Retainage receivable	(413,197)	471,990
Other assets	55,811	(32,757)
Prepaid expenses and income tax receivable	348,673	(466,057)
Accounts payable	975,830	(3,052,553)
Accrued expenses	(134,639)	(1,183,517)
Billings in excess of costs and estimated profits	(533,747)	(572,394)
Deferred income	71,106	(65,231)
Other liabilities	(78,014)	239,502
Net cash used in operating activities	(343,199)	(99,310)
Cash flows from investing activities:
Purchase of businesses, net of cash acquired	(25,000)	(37,500)
Purchase of property and equipment	(120,767)	(196,576)
Net cash used in investing activities	(145,767)	(234,076)
Cash flows from financing activities:
Proceeds from exercising of stock options - net of fees	-	185,069
Borrowings under revolving loan agreement	2,200,000	1,900,000
Repayments under revolving agreement	(2,600,000)	-
Payments of bank loans	-	(103,410)
Net repayments of other debt	(150,482)	(271,869)
Payments of equipment financing	(153,525)	(139,038)
Net cash (used in) provided by financing activities	(704,007)	1,570,752

(Decrease) increase in cash and cash equivalents	(1,192,973)	1,237,366
Cash and cash equivalents - beginning of period	2,917,046	27,704
Cash and cash equivalents - end of period	$1,724,073	$1,265,070
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$111,785	$144,508
Taxes	66,400	698,083
Non-cash investing and financing activities:
Equipment financed	86,897	268,844
Issuance of stock to acquire businesses	39,750	79,250

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional
	par value $0.01		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009 (audited)	6,035,366	$60,354	$18,437,288	$(2,557,262)	$15,940,380

Shares issued in connection with the acquisition of CIS Security Systems	10,000	100	41,800	-	41,900

Amortization of value assigned to stock option grants	-	-	132,500	-	132,500

Net income	-	-	-	451,191	451,191

Balance at June 30, 2010 (unaudited)	6,045,366	$60,454	$18,611,588	$(2,106,071)	$16,565,971

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of June 30, 2010 and for the three and six month periods ended June 30, 2010 and 2009 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its Subsidiaries (the “Company” or “HBE”) considers necessary for the fair presentation of the Company’s financial position as of June 30, 2010, the results of its operations for the three and six month periods ended June 30, 2010 and 2009, and cash flows and changes in stockholders’ equity for the six month period ended June 30, 2010. The Company’s December 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of June 30, 2010, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Description of Business:

Henry Bros. Electronics, Inc. is an established player in the electronic physical security industry, specializing in integrated security systems, and emergency preparedness.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

  The table below shows the sales percentages by geographic location for the following periods:

	Six months ended June 30,
	2010	2009
New Jersey/New York	50%	47%
California	19%	20%
Texas	8%	4%
Arizona	5%	8%
Colorado	7%	12%
Virginia / Maryland	7%	8%
Integration segment	96%	99%
Specialty segment	5%	2%
Inter-segment	-1%	-1%
Total revenue	100%	100%

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

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of June 30, 2010.

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

4.  Stock Based Compensation

 For the three months ended June 30, 2010 and 2009, the Company charged $72,500 and $133,000, respectively, to operations for stock based compensation expense.  For the six months ended June 30, 2010 and 2009, the Company charged $132,500 and $193,000, respectively, to operations for stock based compensation expense.  A modification to a stock option, previously issued to an executive officer, extending the term for one year, resulted in an expense in the second quarter of 2009, equal to the net increase in the fair value of the modified stock option of $49,000.

A summary of stock option activity for the six months ended June 30, 2010 under the Company’s various Stock Option Plans’ follows:

	Number of Shares		Weighted Average Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
December 31, 2009 (audited)	997,799	628,866	$4.96	$5.17
Granted at market	113,000		3.86
Exercised	-		-
Forfeited or expired	(110,300)		7.01
June 30, 2010 (unaudited)	1,000,499	555,788	$4.61	$4.77

Stock based compensation is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the six months ended June 30, 2010 follows:

Expected Life (years)	5.86
Expected volatility	50.6%
Risk-free interest rates	1.9%
Dividend yield	-
Weighted-average grant-date fair value	$1.67

There were 113,000 options issued during the six month period ending June 30,2010

5.  Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	June 30,	December 31,
	2010	2009
Cost and estimated profit on uncompleted contracts	$37,357,461	$46,259,927
Billing on uncompleted contracts	30,763,001	41,824,268
	$6,594,460	$4,435,659

Included in accompanying Balance Sheets under the following captions:

	June 30,	December 31,
	2010	2009
Cost and estimated profit in excess of billing	$7,628,587	$6,003,533
Billing in excess of cost and estimated profit	1,034,127	1,567,874
	$6,594,460	$4,435,659

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

On October 6, 2008, the Company executed its fourth amendment to the Revolving Loan with TD Bank, increasing its line of credit from $4 million to $8 million. The Revolving Loan is subject to certain borrowing base limitations.  On August 10, 2010 the term of the Revolving Loan was extended to June 30, 2012.  Advances under the Revolving Loan may be used to finance working capital and acquisitions. Interest is paid monthly in arrears at TD Bank’s prime rate, subject to a minimum floor rate of 4.0% effective November 11, 2009 as part of the extension of the Revolving Loan. TD Bank has a first priority security interest on the Company’s accounts receivable and inventory.

The Company is required to maintain certain financial and reporting covenants and is restricted from paying dividends under the terms of the Loan Agreement.

 Long-term debt included the following balances:
	June 30,	December 31,
	2010	2009
Revolving line at the prime rate of interest, subject to a minimum floor
rate of 4.0% effective November 11, 2009. Expires June 30, 2012	$3,935,898	$4,335,898

Corporate insurance financed at 5.99% payable in monthly
installments thru September 01, 2010	43,259	194,665

Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	769,879	836,506
	4,749,036	5,367,069
Less: Current Portion	(342,884)	(536,552)
	$4,406,152	$4,830,517

The weighted average interest rate on the Revolving Loan was 4.0% and 3.35% for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

 7.  Income Taxes

The effective income tax rate for the three months and six months ended June 30, 2010 was 49.3% and 49.0%, respectively, compared with an effective income tax rate of 46.5% and 45.9% for the three months and six months ended June 30, 2009, respectively.  Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options.

The effective income tax rate for the three months and six months ended June 30, 2010 has not been impacted by any material discrete items.  As of June 30, 2010 the Company has $51,053 of unrecognized income tax benefits, all of which would impact the Company’s effective tax rate if recognized.  There have been no significant changes during the six months ended June 30, 2010.

8.   STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 60,000 shares during 2009, 2008 and 2007, and 10,000 shares during the first six months of 2010 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder may earn an additional 10,000 shares of the Company’s common stock if CIS achieves certain performance targets through December 2011.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

 9.  Segment Data

Selected information by business segment is presented in the following tables:

	For the six months ended June 30,		For the three months ended June 30,
	2010	2009	2010	2009
Revenue
Integration	$26,525,407	$28,886,728	$14,856,929	$13,897,082
Specialty	1,336,188	661,464	563,374	342,898
Inter-segment	(269,303)	(268,000)	(269,303)	(268,000)
Total revenue	$27,592,292	$29,280,192	$15,151,000	$13,971,980

Operating Profit
Integration	$2,300,932	$2,328,801	$1,533,341	$1,136,925
Specialty	419,718	66,743	152,597	2,847
Corporate	(1,785,305)	(1,846,066)	(870,537)	(941,448)
Total operating profit	$935,345	$549,478	$815,401	$198,324

Selected balance sheet information by business segment is presented in the following table as of:

	June 30,	December 31,
	2010	2009
Total Assets:
Integration	29,007,081	$27,309,364
Specialty	1,126,359	1,454,812
Corporate	3,068,087	3,928,119
Total assets	$33,201,527	$32,692,295

10.  Contingent Liabilities

From time to time, the Company is subject to various claims with respect to matters arising out of the normal course of business. In management’s opinion, none of these claims is likely to have a material effect on the Company’s consolidated financial statements.

11.  Related Party Transactions

Richard D. Rockwell, a member of the Board of Directors since November 2007, has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.   The Company had revenues from PST of $45,558 and $15,590 for the three months ended June 30, 2010 and 2009, respectively and had revenues from PST of $63,148 and $73,765 for the six months ended June 30, 2010 and 2009, respectively.  These revenues were principally related to the sale of equipment.  There was a balance of $84,983 and $39,192 in accounts receivable as of June 30, 2010 and December 31, 2009, respectively.

12.  Subsequent Events:

In August 2010, the Company agreed to purchase certain assets of Professional Security Technologies LLC ("PST") consisting principally of a customer list of existing and targeted potential PST customers ("PST Customers") and PST's assignment of its rights under an existing dealer agreement with a national equipment supplier pursuant to which the Company will be authorized to sell Supplier's products ("Supplier Products").   PST is a New Jersey limited liability company owned by the Company's Chairman of the Board of Directors.  In addition, the Company agreed to hire certain PST employees.  The total consideration being paid to PST for the assets is as follows:

1.	150,000 shares of the Company's common stock, 75,000 of which will be delivered at closing. The remaining 75,000 shares will be held in escrow subject to delivery as described in point 3 below.

2.
Payment of five (5%) percent of the net cash proceeds received by the Company, during the period commencing on July 1, 2010 and ending on December 31, 2012, in connection with (a) sales to PST customers (including sales of Supplier Products) and (b) sales of Supplier Products to the Company's other customers.

3.
75,000 shares of the Company's common stock when the aggregate revenue from the sales described above, during the period commencing on July 1, 2010 and ending on December 31, 2012, equal $8,000,000; provided, however, such shares will be released, prior to reaching the revenue target, in the event there is a change in control of the Company prior to December 31, 2012.

This transaction will be accounted for under the purchase method of accounting.  The purchase price payable at closing and the contingent consideration will be recorded as an identifiable intangible asset and goodwill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

 Henry Bros. Electronics, Inc. is an established player in the electronic physical security industry, specializing in integrated security systems, and emergency preparedness.

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

In addition to growing the business organically, we are opportunistically open to the possibility of pursuing the strategic acquisition of synergistic integrators and specialty products and service companies.  To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility, subject to certain borrowing base limitations, with TD Bank.  Borrowings under the revolving credit facility were $3,935,898 at June 30, 2010. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

TRENDS

Booked orders increased 110.8% to $34,785,752 in the second quarter of 2010, as compared to $16,500,960 same quarter of 2009.  Booked orders increased 75.5% to $49,570,775 in the first six months of 2010, as compared to $28,241,723 in the first six months of 2009.

The Company’s backlog of $50,000,277 at June 30, 2010 increased 120.6% from the June 30, 2009 backlog of $22,662,774.  The principal drivers of this increase were increase bookings in our New Jersey / New York, Texas and California operations.

Given the above change in 2010 backlog, our revenue forecast for 2010 is currently expected to fall within a range of $70 million to $75 million, from the previously disclosed range of $60 million to $65 million.  In addition, we currently anticipate our overall average operating margins for our business to be in the range of 5.0% to 6.0% from the previously disclosed range of 4.0% to 5.0% for the year ended December 31, 2010, as compared to an operating loss of 1.3% in 2009 and an operating profit of 5.0% in 2008.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first half of 2010, the revenue recognized under this contract represented $2.1 million, compared to $4.0 million in the first half of 2009. There were outstanding task orders included in our backlog of approximately $2.1 million at June 30, 2010.

Three Months Ended June 30, 2010 compared to June 30, 2009

	(Unaudited)
	Three months ended June 30,
	2010	2009	% change
Revenue	$15,151,000	$13,971,980	8.4%
Cost of revenue	11,030,544	10,081,871	9.4%
Gross profit	4,120,456	3,890,109	5.9%
Operating expenses:
Selling, general & administrative expenses	3,305,055	3,691,785	-10.5%
Operating profit	815,401	198,324	311.1%

Interest income	14,339	2,067	593.7%
Other income	-	2,608	-100.0%
Interest expense	(52,808)	(99,706)	-47.0%
Income before income tax expense	776,932	103,293	652.2%
Income tax expense	383,128	48,040	697.5%
Net income	$393,804	$55,253	612.7%

Revenue - Revenue for the three months ended June 30, 2010 was $15,151,000, representing an increase of $1,179,020 or 8.4%, as compared to revenue of $13,971,980 for the three months ended June 30, 2009. Our California, New Jersey/New York and Texas operations each experienced significant revenue increases in the second quarter of 2010 compared with the second quarter of 2009.  Although the overall market continues to be very price competitive as a result of the slowly recovering U.S. economy, a significant amount of the increase in revenue in the second quarter of 2010 relates to revenue driven from the public sector transportation vertical market. Partially offsetting these increases were declines in revenues recognized under the L-3 Contract, as well as declines in our Colorado and Arizona operations.  The wind down of a large project in our Colorado operation in 2009 that did not repeat in 2010 was a significant contributor for the decline in that operation.  The L-3 Contract generated $1.2 million lower revenue in the second quarter of 2010 compared to the same period in 2009.  Revenues under the L-3 Contract slowed in 2010 due to the government adopting the Unified Facilities Criteria (“UFC”) in the first quarter of 2010.  The UFC called for enhancing existing installation drawing packages prior to construction approval.  Currently, two sites are in progress and four additional sites are scheduled to begin in the second half of 2010.

Cost of Revenue and Gross Profit - Cost of revenue for the three months ended June 30, 2010 was $11,030,544, as compared to $10,081,871 for the three months ended June 30, 2009. Gross profit for the three months ended June 30, 2010 was $4,120,456 as compared to gross profit of $3,890,109 for the three months ended June 30, 2009. The gross profit margin for the three months ended June 30, 2010 was 27.2 % as compared to 27.8% for the three months ended June 30, 2009.   The increase in gross profit dollars was directly related to the higher revenues discussed above. Although California, Texas and Arizona’s gross profit as a percent of revenue (“gross profit margin”) increased in the second quarter of 2010 compared to the second quarter of 2009, the gross profit margin in our Colorado, Mid-Atlantic, and New Jersey/New York operations each decreased in this same comparable period.  The lower gross profit margin was attributable to the pricing pressures of a highly competitive market. These pressures more than offset the cost containment and efficiency improvement efforts implemented throughout the Company in order to lessen the negative impact of the slowly recovering U.S. economy.  In addition, the gross profit dollars and margins were lower under the L-3 contract for those reasons discussed in “Revenue” above. Partially offsetting the declines was increased gross profit dollars and margin from our Airorlite operations.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $3,305,055 for the three months ended June 30, 2010 as compared to $3,691,785 for the three months ended June 30, 2009. This decrease of $386,730 or 10.5% was mainly attributable to lower personnel costs, lower facility costs and overall cost containment reflecting management’s efforts to lessen the negative impact of the protracted credit freeze and economic downturn.

Interest Income – Interest income for the three months ended June 30, 2010 was $14,339 as compared to $2,067 for the three months ended June 30, 2009.  This increase was attributable to higher average cash balances during the three month period ended June 30, 2010 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended June 30, 2010 was $52,808 as compared to $99,706 for the three months ended June 30, 2009.  The decrease is due to the average outstanding revolving debt balance being $2,444,505 lower in the three month period ended June 30, 2010 versus that in the three months ended June 30, 2009.

Tax  Expense – The Company recognized income tax expense for the three months ended June 30, 2010 of $383,128, based upon  income  before income taxes of $776,932, compared with income tax expense of $48,040 for the three months ended June 30, 2009, based upon income before income taxes of $103,293.   Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options. The effective income tax rate for the three months ended June 30, 2010 was 49.3%, compared to an effective income tax rate of 46.5% for the three months ended June 30, 2009.

Net Income - As a result of the above noted factors our net income was $393,804 for the three months ended June 30, 2010, compared to net income of $55,253 for the three months ended June 30, 2009. This resulted in diluted income per share of $0.06 on weighted average diluted common shares outstanding of 6,206,688 for the three months ended June 30, 2010, as compared to diluted earnings per share of $0.01 on weighted average diluted common shares outstanding of 6,064,742 for the three month period ended June 30, 2009.

Six Months Ended June 30, 2010 compared to June 30, 2009

	(Unaudited)
	Six months ended June 30,
	2010	2009	% change
Revenue	$27,592,292	$29,280,192	-5.8%
Cost of revenue	19,894,834	21,168,069	-6.0%
Gross profit	7,697,458	8,112,123	-5.1%
Operating expenses:
Selling, general & administrative expenses	6,762,113	7,562,645	-10.6%
Operating profit	935,345	549,478	70.2%

Interest income	56,333	9,037	523.4%
Other income	4,465	15,794	-71.7%
Interest expense	(111,785)	(165,407)	-32.4%
Income before income tax expense	884,358	408,902	116.3%
Income tax expense	433,167	187,527	131.0%
Net income	$451,191	$221,375	103.8%

Revenue - Revenue for the six months ended June 30, 2010 was $27,592,292, representing a decrease of $1,687,900 or 5.8%, as compared to revenue of $29,280,192 for the six months ended June 30, 2009. While our Texas, New Jersey/New York and California operations each experienced significant revenue increases in the first half of 2010 compared with the first half of 2009, the overall market continues to be very price competitive as a result of the slowly recovering U.S. economy, which contributed to revenue declines in our Colorado, Arizona and Mid-Atlantic operations.  The wind down of a large project in our Colorado operation in 2009 that did not repeat in 2010 was a significant contributor to the decline in that operation.  The L-3 Contract generated $1.9 million lower revenue in the first half of 2010 compared to the same period in 2009.  Revenues under the L-3 Contract slowed in 2010 due to the government adopting the Unified Facilities Criteria (“UFC”) in the first quarter of 2010.  The UFC called for enhancing existing installation drawing packages prior to construction approval.   Currently, two sites are in progress and four additional sites are scheduled to begin in the second half of 2010.

Cost of Revenue and Gross Profit - Cost of revenue for the six months ended June 30, 2010 was $19,894,834, as compared to $21,168,069 for the six months ended June 30, 2009. Gross profit for the six months ended June 30, 2010 was $7,697,458 as compared to gross profit of $8,112,123 for the six months ended June 30, 2009. The gross profit margin for the six months ended June 30, 2010 was 27.9% as compared to 27.7% for the six months ended June 30, 2009.  The decrease in gross profit dollars was directly related to the lower revenues discussed above. In addition, all operations in the Integration segment, except for the California Banking operation, experienced a lower gross profit as a percent of revenue (“gross profit margin”) in the second half of 2010 compared to the second half of 2009. The lower gross profit margin was attributable to the pricing pressures of a highly competitive market. These pressures more than offset the cost containment and efficiency improvement efforts implemented throughout the Company in order to lessen the negative impact of the slowly recovering U.S. economy.  In addition, the gross profit dollars and margins were lower under the L-3 contract for those reasons discussed in “Revenue” above. Partially offsetting the declines was increased gross profit dollars and margin from our Airorlite operations.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $6,762,113 for the six months ended June 30, 2010 as compared to $7,562,645 for the six months ended June 30, 2009. This decrease of $800,532 or 10.6% was mainly attributable to lower personnel costs, lower facility costs and overall cost containment reflecting management’s efforts to lessen the negative impact of the protracted credit freeze and economic downturn.

Interest Income – Interest income for the six months ended June 30, 2010 was $56,333 as compared to $9,037 for the six months ended June 30, 2009.  This increase was attributable to interest earned on an income tax refund and higher average cash balances during the six month period ended June 30, 2010 versus the same period in the prior year.

Interest Expense - Interest expense for the six months ended June 30, 2010 was $111,785 as compared to $165,407 for the six months ended June 30, 2009.  The decrease is due to the average outstanding revolving debt balance being $1,852,762 lower in the six month period ended June 30, 2010 versus that in the six months ended June 30, 2009.

Tax Expense – The Company recognized income tax expense for the six months ended June 30, 2010 of $433,167, based upon income before income taxes of $884,358, compared with income tax expense of $187,527 for the six months ended June 30, 2009, based upon income before income taxes of $408,902.   Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options. The effective income tax rate for the six months ended June 30, 2010 was 49.0%, compared to an effective income tax rate of 45.9% for the six months ended June 30, 2009.

Net Income - As a result of the above noted factors our net income was $451,191 for the six months ended June 30, 2010, compared to net income of $221,375 for the six months ended June 30, 2009. This resulted in diluted income per share of $0.07 on weighted average diluted common shares outstanding of 6,203,366 for the six months ended June 30, 2010, as compared to diluted earnings per share of $0.04 on weighted average diluted common shares outstanding of 6,044,499 for the six month period ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $1,724,073.  Our net current assets were $14,438,221 at June 30, 2010 versus $13,748,867 at December 31, 2009.  Total debt at June 30, 2010 was $4,749,036 compared to the December 31, 2009 balance of $5,367,069.

Cash used in operating activities was $343,199 during the six months ended June 30, 2010.  The most significant use of cash resulted from a net increase in costs in excess of billings and estimated profits of $1,625,054, as well as an increase in inventory and retainage receivable of $486,296 and $413,197, respectively.  Partially offsetting this was a provider of cash resulting from an increase in accounts payable and  prepaid expenses and income tax receivable of $975,830 and $348,673, respectively.

Cash used in investing activities was $145,767, comprised of $120,767 for the purchase of property and equipment and $25,000 of earn-out payments associated with the CIS acquisition.

Cash used in financing activities was $704,007, all of which represents the net repayments of bank loans and other debt.

Borrowings under the revolving credit facility were $3,935,898 at June 30, 2010 and were $4,335,898 at December 31, 2009.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. On August 10, 2010 the term of the revolving credit agreement  was extended to June 30, 2012. As part of this extension, interest will continue be paid monthly in arrears at TD Bank’s prime rate, however, interest will now be subject to a minimum floor rate of 4.0%. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest, subject to a minimum floor rate of 4.0%.  At June 30, 2010, there was $3,935,898 outstanding under this credit facility.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010.   Based on such evaluation, such officers have concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: August 11, 2010	By: /s/ JAMES E. HENRY

James E. Henry

Vice Chairman, Chief Executive Officer, Treasurer and Director

Date: August 11, 2010	By: /s/ BRIAN REACH

Brian Reach

President, Chief Operating Officer, Secretary and Director

Date: August 11, 2010	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer