Form 10-Q
period 2010-09-30
Henry Bros. Electronics, Inc.
filed 2010-11-12
CIK 1099918

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the Registrant’s Common Stock, as of the latest practicable date: 6,216,032 shares of common stock, $.01 par value per share, as of November 5, 2010.

INDEX

		Page
PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits	20

SIGNATURES		21

CERTIFICATIONS

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,973,337	$2,917,046
Accounts receivable-net of allowance for doubtful accounts of	18,093,381	12,053,139
$704,046 at September 30, 2010 and $712,206 at December 31, 2009
Inventory	1,828,204	1,245,306
Cost and estimated profit in excess of billing	9,031,520	6,003,533
Deferred tax asset	1,198,184	1,251,443
Retainage receivable	883,964	295,928
Prepaid expenses and income tax receivable	603,778	1,423,541
Other assets	158,950	161,479
Total current assets	33,771,318	25,351,415

Property and equipment - net of accumulated depreciation of	1,997,961	2,254,054
$4,187,087 at September 30, 2010 and $3,564,650 at December 31, 2009
Goodwill	4,760,730	3,785,480
Intangible assets - net of accumulated amortization of $1,321,000 at	944,765	888,752
September 30, 2010 and $1,187,013 at December 31, 2009
Other assets	290,069	412,594
TOTAL ASSETS	$41,764,843	$32,692,295

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$8,738,888	$5,360,471
Accrued expenses	4,568,049	3,507,060
Accrued taxes	106,701	-
Billing in excess of cost and estimated profit	2,763,154	1,567,874
Deferred income	357,232	136,574
Current portion of long-term debt	299,625	536,552
Other current liabilities	642,774	494,017
Total current liabilities	17,476,423	11,602,548

Long-term debt, less current portion	5,557,786	4,830,517
Deferred tax liability	501,314	318,850
Other liabilities	231,344	-
TOTAL LIABILITIES	23,766,867	16,751,915

STOCKHOLDERS' EQUITY

Common stock, $.01 par value; 20,000,000 shares authorized
6,210,366 shares issued and outstanding in 2010 and 6,035,366 in 2009	62,104	60,354
Additional paid in capital	19,314,838	18,437,288
Accumulated deficit	(1,378,966)	(2,557,262)
TOTAL EQUITY	17,997,976	15,940,380
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$41,764,843	$32,692,295

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Revenue	$46,937,305	$41,389,229	$19,345,013	$12,109,037
Cost of revenue	33,502,994	30,255,049	13,608,160	9,086,980
Gross profit	13,434,311	11,134,180	5,736,853	3,022,057
Operating expenses:
Selling, general & administrative expenses	10,710,057	11,015,124	3,947,944	3,452,480
Merger and acquisition costs	539,846	-	539,846	-
Operating profit (loss)	2,184,408	119,056	1,249,063	(430,423)

Interest income	70,668	21,023	14,335	11,986
Other income (expense)	4,449	29,274	(16)	13,481
Interest expense	(174,874)	(222,333)	(63,089)	(56,926)
Income (loss) before income tax expense	2,084,651	(52,980)	1,200,293	(461,882)
Income tax expense (benefit)	906,355	83,027	473,188	(104,500)
Net income (loss)	$1,178,296	$(136,007)	$727,105	$(357,382)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
Basic earnings (loss) per common share	$0.19	$(0.02)	$0.12	$(0.06)
Weighted average common shares	6,068,553	5,859,400	6,123,518	5,877,798

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
Diluted earnings (loss) per common share	$0.19	$(0.02)	$0.12	$(0.06)
Weighted average diluted common shares	6,124,694	5,859,400	6,179,659	5,877,798

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$1,178,296	$(136,007)
Adjustments to reconcile net income from operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	751,853	692,877
Bad debt expense	69,360	292,391
Stock option expense	192,500	266,500
Deferred income taxes	235,723	232,177
Changes in operating assets and liabilities:
Accounts receivable	(6,109,603)	6,411,725
Inventory	(568,134)	26,807
Costs in excess of billings and estimated profits	(3,027,987)	303,892
Retainage receivable	(588,036)	466,040
Other assets	125,054	(65,172)
Prepaid expenses and income tax receivable	819,763	(517,176)
Accounts payable	3,378,417	(2,646,020)
Accrued expenses	998,489	(1,704,843)
Taxes payable	106,701	(200,774)
Billings in excess of costs and estimated profits	1,195,280	(679,666)
Deferred income	220,658	(100,048)
Other liabilities	(11,243)	(96,079)
Net cash (used in) provided by operating activities	(1,032,909)	2,546,624
Cash flows from investing activities:
Purchase of businesses	(118,311)	(50,000)
Purchase of property and equipment	(86,035)	(291,026)
Net cash used in investing activities	(204,346)	(341,026)
Cash flows from financing activities:
Proceeds from exercising of stock options - net of fees	-	203,669
Borrowings under revolving loan agreement	3,325,000	1,900,000
Repayments under revolving agreement	(2,600,000)	(1,750,000)
Payments of bank loans	-	(103,410)
Net repayments of other debt	(194,665)	(238,909)
Payments of equipment financing	(236,789)	(211,029)
Net cash provided by (used in) financing activities	293,546	(199,679)

(Decrease) increase in cash and cash equivalents	(943,709)	2,005,919
Cash and cash equivalents - beginning of period	2,917,046	27,704
Cash and cash equivalents - end of period	$1,973,337	$2,033,623
Supplemental disclosure of cash flow information:
Amount paid for the period for:
Interest	$160,793	$204,881
Taxes	66,400	707,083
Non-cash investing and financing activities:
Equipment financed	191,389	288,140
Issuance of stock to acquire businesses	665,250	103,650

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONCS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional
	par value $0.01		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2009 (audited)	6,035,366	$60,354	$18,437,288	$(2,557,262)	$15,940,380

Shares issued in connection with
the acquisition of CIS Security Systems	25,000	250	104,550	-	104,800

Shares issued in connection with
the acquisition of PST	150,000	1,500	580,500		582,000

Amortization of value assigned to
stock option grants	-	-	192,500	-	192,500

Net income	-	-	-	1,178,296	1,178,296

Balance at September 30, 2010 (unaudited)	6,210,366	$62,104	$19,314,838	$(1,378,966)	$17,997,976

See accompanying notes to the condensed consolidated financial statements.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Description of Business and Basis of Presentation

Interim Financial Statements:

The information presented as of September 30, 2010 and for the three and nine month periods ended September 30, 2010 and 2009 are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which Henry Bros. Electronics, Inc. and its Subsidiaries (the “Company” or “HBE”) considers necessary for the fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows and changes in stockholders’ equity for the nine month period ended September 30, 2010. The Company’s December 31, 2009 balance sheet information was derived from the audited consolidated financial statements for the year ended December 31, 2009, which are included as part of the Company’s Annual Report on Form 10-K.

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

As of September 30, 2010, there have been no material changes to any of the significant accounting policies described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

  The table below shows the sales percentages by geographic location for the following periods:

	Nine months ended September 30,
	2010	2009
New Jersey/New York	54%	50%
California	18%	18%
Texas	7%	5%
Arizona	5%	8%
Colorado	6%	11%
Virginia / Maryland	7%	8%
Integration segment	97%	100%
Specialty segment	4%	3%
Inter-segment	-1%	-3%
Total revenue	100%	100%

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

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, accrued expenses, short and long-term debt, approximate their fair values as of September 30, 2010.

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

 4.  Stock Based Compensation

 For the three months ended September 30, 2010 and 2009, the Company charged $60,000 and $73,500, respectively, to operations for stock based compensation expense.  For the nine months ended September 30, 2010 and 2009, the Company charged $192,500 and $266,500, respectively, to operations for stock based compensation expense.  A modification to a stock option, previously issued to an executive officer, extending the term for one year, resulted in an expense in the second quarter of 2009, equal to the net increase in the fair value of the modified stock option of $49,000.

A summary of stock option activity for the nine months ended September 30, 2010 under the Company’s various Stock Option Plans’ follows:

			Weighted Average Exercise
	Number of Shares		Price
	Outstanding	Exercisable	Outstanding	Exercisable
December 31, 2009 (audited)	997,799	628,866	$4.96	$5.17
Granted at market	113,000		3.86
Exercised	-		-
Forfeited or expired	(110,300)		7.01
September 30, 2010 (unaudited)	1,000,499	626,232	$4.61	$4.72

Stock based compensation is being amortized over the vesting period of up to five years. The fair value of the Company’s stock option awards was estimated assuming no expected dividends and the following weighted-average assumptions for the nine months ended September 30, 2010 follows:

Expected Life (years)	5.86
Expected volatility	50.6%
Risk-free interest rates	1.9%
Dividend yield	-
Weighted-average grant-date fair value	$1.67

There were 113,000 options issued during the nine month period ending September 30, 2010.

 HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

5.  Costs and Billings on Uncompleted Contracts

Costs and billing on uncompleted contracts consisted of the following:

	September 30,	December 31,
	2010	2009
Cost and estimated profit on uncompleted contracts	$45,998,023	$46,259,927
Billing on uncompleted contracts	39,729,657	41,824,268
	$6,268,366	$4,435,659

Included in accompanying Balance Sheets under the following captions:

	September 30,	December 31,
	2010	2009
Cost and estimated profit in excess of billing	$9,031,520	$6,003,533
Billing in excess of cost and estimated profit	2,763,154	1,567,874
	$6,268,366	$4,435,659

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

 Long-term debt included the following balances:

	September 30,	December 31,
	2010	2009
Revolving line at the prime rate of interest, subject to a minimum floor
rate of 4.0% effective November 11, 2009, expires June 30, 2012	$5,060,898	$4,335,898
Corporate insurance financed at 5.99% payable in monthly
installments thru September 01, 2010	-	194,665
Capitalized lease obligations due in monthly installments,
with interest ranging from 6.4% to 12.7%	796,513	836,506
	5,857,411	5,367,069
Less: Current portion	(299,625)	(536,552)
	$5,557,786	$4,830,517

The weighted average interest rate on the Revolving Loan was 3.25% for the nine months ended September 30, 2010 and the year ended December 31, 2009.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

 7.  Income Taxes

The effective income tax rate for the three months and nine months ended September 30, 2010 was 39.4% and 43.5%, respectively. An effective tax rate of 44% was applied to the loss before tax for the three months and nine months ended September 30, 2009, which was offset by the effect of permanent differences which increased taxable income.    Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options.

The effective income tax rate for the three months and nine months ended September 30, 2010 has not been impacted by any material discrete items.  As of September 30, 2010 the Company has $51,053 of unrecognized income tax benefits, all of which would impact the Company’s effective tax rate if recognized.  There have been no significant changes during the nine months ended September 30, 2010.

8.   STOCKHOLDERS’ EQUITY

In connection with the acquisition of all the capital stock of CIS Security Systems Corp. (“CIS”) on October 2, 2006, the Company issued an aggregate of 20,000 shares of its common stock, valued at $67,200.  The Company issued an additional 60,000 shares during 2009, 2008 and 2007, and 15,000 shares during the first nine months of 2010 of its restricted common stock to CIS’s selling shareholder after CIS met certain performance targets. The issuance of the shares of restricted stock in connection with the aforementioned acquisition was made in reliance upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended.  In addition, the selling shareholder achieved certain performance targets to earn an additional 5,000 shares of the Company’s common stock, the shares and their value has been reflected in stockholder’s equity as of September 30, 2010.

See Note 12 of these Condensed Consolidated Financial Statements included in this Quarterly Report for discussion of additional shares of common stock issued in connection with the acquisition of Professional Security Technologies LLC.

 9.  Segment Data

Selected information by business segment is presented in the following tables:

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
Revenue
Integration	$45,515,359	$40,463,589	$18,989,952	$11,576,861
Specialty	1,929,937	1,193,640	593,749	532,176
Inter-segment	(507,991)	(268,000)	(238,688)	-
Total revenue	$46,937,305	$41,389,229	$19,345,013	$12,109,037
Operating Profit
Integration	$4,999,853	$2,585,029	$2,698,921	$266,890
Specialty	570,377	225,296	150,659	153,352
Corporate	(3,385,822)	(2,691,269)	(1,600,517)	(850,665)
Total operating profit	$2,184,408	$119,056	$1,249,063	$(430,423)

Selected balance sheet information by business segment is presented in the following table as of:

	September 30,	December 31,
	2010	2009
Total Assets:
Integration	37,152,642	$27,309,364
Specialty	1,073,541	1,454,812
Corporate	3,538,660	3,928,119
Total assets	$41,764,843	$32,692,295

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

11.  Related Party Transactions

Richard D. Rockwell, a member of the Board of Directors since November 2007, has been Owner and Chairman of Professional Security Technologies LLC, a full service security systems integrator since 1996.   The Company had revenues from PST of $241,167 and $26,139 for the three months ended September 30, 2010 and 2009, respectively and had revenues from PST of $304,315 and $99,905 for the nine months ended September 30, 2010 and 2009, respectively.  These revenues were principally related to the sale of equipment by the Company to PST.  There were no outstanding accounts receivable from PST at September 30, 2010, but there was a balance of $39,192 as of December 31, 2009.

12.  Acquisition of Professional Security Technologies LLC

On September 2, 2010, the Company purchased certain assets of Professional Security Technologies LLC ("PST") consisting principally of a customer list of existing and targeted potential PST customers ("PST Customers") and PST's assignment of its rights under an existing dealer agreement with a national equipment supplier pursuant to which the Company will be authorized to sell Supplier's products ("Supplier Products").   PST is a New Jersey limited liability company owned by the Company's Chairman of the Board of Directors.  In addition, the Company agreed to hire certain PST employees.  The Company accounted for this transaction in accordance with the provisions within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805 – Business Combinations. The total consideration expected to be paid to PST for the assets was $1,062,811, as follows:

1.	Cash of $80,811 paid at closing;
2.	150,000 shares of the Company's common stock, 75,000 of which will be delivered at closing. The remaining 75,000 shares will be held in escrow subject to delivery as described in point 4 below;
3.
Payment of five (5%) percent of the net cash proceeds received by the Company, during the period commencing on July 1, 2010 and ending on December 31, 2012, in connection with (a) sales to PST customers (including sales of Supplier Products) and (b) sales of Supplier Products to the Company's other customers, and;

4.
75,000 shares of the Company's common stock when the aggregate revenue from the sales described above, during the period commencing on July 1, 2010 and ending on December 31, 2012, equal $8,000,000; provided, however, such shares will be released, prior to reaching the revenue target, in the event there is a change in control of the Company prior to December 31, 2012.

On the acquisition date, the fair value of the contingent consideration payable to PST was determined to be $682,344.  At the end of each subsequent reporting period, the Company will record any changes in the fair value of the liability related to the contingent considerations as a charge to earnings.

The following table presents the allocation of the acquisition cost, to the assets acquired and liabilities assumed, based on their fair values at the date of acquisition:

Inventory	$14,764
Property, plant and equipment	66,047
Customer relationships	130,000
Vendor agreement	60,000
Goodwill	792,000
Total assets acquired	$1,062,811

Costs related to this acquisition were approximately $23,847 and are reflected in the Company’s Condensed consolidated statements of operations.

HENRY BROS. ELECTRONICS, INC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED) – (continued)

13.  Subsequent Event

On October 5, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kratos Defense & Security Solutions, Inc., a Delaware corporation ("Parent"), and Hammer Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the "Merger").

At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any action on the part of the holders of any Shares, each outstanding Share (other than Shares owned by Parent, Merger Sub, or the Company's stockholders, if any, who have perfected statutory dissenters' rights under Delaware law) will be converted into the right to receive $7.00 in cash, without interest.  In addition, at the Effective Time all outstanding options to purchase the Company's common stock will be assumed by Parent and converted into options to purchase common stock of Parent (the "Assumed Options").  The number of shares of Parent common stock subject to each Assumed Option and the exercise price of each such option will be appropriately adjusted based on the exchange ratio, which shall be equal to 0.6552.

The completion of the Merger is subject to various customary conditions, including, among other things:  (i) the adoption of the Merger Agreement by stockholders holding at least a majority of the outstanding common stock of the Company; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Parent and the Company and the compliance by each of Parent and the Company with their respective obligations under the Merger Agreement and (iii) the absence of any pending or threatened legal proceedings challenging or seeking to restrain the consummation of the Merger.  In addition, certain of the Company's shareholders and each member of the board of directors, who collectively held approximately 60% of the Company's issued and outstanding common stock as of October 5, 2010, have entered into voting agreements whereby they have agreed to vote all shares of the Company's common stock held by them in favor of the Merger, subject to termination of such agreements if the Merger Agreement is terminated.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business and the business of its subsidiaries in the ordinary course, hold a meeting of its stockholders for the purpose of considering the approval and adoption of the Merger Agreement and to cooperate on seeking regulatory approvals and providing access to information regarding the Company and its subsidiaries.  The Merger Agreement also contains a "go-shop" provision and a "no-shop" provision.

This transaction is a disposal of a business and until all conditions of the merger have been met, including shareholder’s vote, the business should continue to be shown in the results from operations of the Company and not as assets held for disposal.

On November 3, 2010, a putative shareholder class action lawsuit was filed in the Superior Court of New Jersey, Bergen County, against the Company, its directors and Kratos Defense & Security Solutions, Inc. purportedly on behalf of holders of the Company's common stock.  Atoll Advisors v. James E. Henry, et al., alleges that the individual defendants breached their fiduciary duties owed to the Company's stockholders in an attempt to sell the Company to Hammer Acquisition Inc., a wholly-owned subsidiary of Kratos, and Kratos at an unfair price and through an unfair and self serving process and by omitting material information in the preliminary proxy statement the Company filed with the Securities and Exchange Commission on October 25, 2010.  The lawsuit further alleges that the Company and Kratos aided and abetted the Company's directors in their alleged breaches of fiduciary duty.  The complaint seeks, among other relief, class certification, unspecified damages and plaintiff's costs, disbursements and reasonable attorneys' and experts' fees.  The Company and the other defendants have not yet responded to the complaint.  Based on the Company's review of the lawsuit, it believes that the claims are without merit and it intends to vigorously defend against them.  Regardless of the merits or eventual outcome, the lawsuit may cause a diversion of the Company's management's time and attention and the expenditure of legal fees and expenses.

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

Subsequent Event – Merger Agreement

On October 5, 2010, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Kratos Defense & Security Solutions, Inc., a Delaware corporation ("Parent"), and Hammer Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of Parent ("Merger Sub"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent (the "Merger").

At the effective time of the Merger (the "Effective Time"), by virtue of the Merger and without any action on the part of the holders of any Shares, each outstanding Share (other than Shares owned by Parent, Merger Sub, or the Company's stockholders, if any, who have perfected statutory dissenters' rights under Delaware law) will be converted into the right to receive $7.00 in cash, without interest.  In addition, at the Effective Time all outstanding options to purchase the Company's common stock will be assumed by Parent and converted into options to purchase common stock of Parent (the "Assumed Options").  The number of shares of Parent common stock subject to each Assumed Option and the exercise price of each such option will be appropriately adjusted based on the exchange ratio, which shall be equal to 0.6552.

The completion of the Merger is subject to various customary conditions, including, among other things:  (i) the adoption of the Merger Agreement by stockholders holding at least a majority of the outstanding common stock of the Company; (ii) subject to certain materiality exceptions, the accuracy of the representations and warranties made by each of Parent and the Company and the compliance by each of Parent and the Company with their respective obligations under the Merger Agreement and (iii) the absence of any pending or threatened legal proceedings challenging or seeking to restrain the consummation of the Merger.  In addition, certain of the Company's shareholders and each member of the board of directors, who collectively held approximately 60% of the Company's issued and outstanding common stock as of October 5, 2010, have entered into voting agreements whereby they have agreed to vote all shares of the Company's common stock held by them in favor of the Merger, subject to termination of such agreements if the Merger Agreement is terminated.

The Merger Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business and the business of its subsidiaries in the ordinary course, hold a meeting of its stockholders for the purpose of considering the approval and adoption of the Merger Agreement and to cooperate on seeking regulatory approvals and providing access to information regarding the Company and its subsidiaries.  The Merger Agreement also contains a "go-shop" provision and a "no-shop" provision.

This transaction is a disposal of a business and until all conditions of the merger have been met, including shareholder’s vote, the business should continue to be shown in the results from operations of the Company and not as assets held for disposal.

On November 3, 2010, a putative shareholder class action lawsuit was filed in the Superior Court of New Jersey, Bergen County, against the Company, its directors and Kratos Defense & Security Solutions, Inc. purportedly on behalf of holders of the Company's common stock.  Atoll Advisors v. James E. Henry, et al., alleges that the individual defendants breached their fiduciary duties owed to the Company's stockholders in an attempt to sell the Company to Hammer Acquisition Inc., a wholly-owned subsidiary of Kratos, and Kratos at an unfair price and through an unfair and self serving process and by omitting material information in the preliminary proxy statement the Company filed with the Securities and Exchange Commission on October 25, 2010.  The lawsuit further alleges that the Company and Kratos aided and abetted the Company's directors in their alleged breaches of fiduciary duty.  The complaint seeks, among other relief, class certification, unspecified damages and plaintiff's costs, disbursements and reasonable attorneys' and experts' fees.  The Company and the other defendants have not yet responded to the complaint.  Based on the Company's review of the lawsuit, it believes that the claims are without merit and it intends to vigorously defend against them.  Regardless of the merits or eventual outcome, the lawsuit may cause a diversion of the Company's management's time and attention and the expenditure of legal fees and expenses.

OUR VISION AND STRATEGY

Our vision is to maintain our leadership position in security technology. We intend to do this in part by:

•	Providing advice on product selection and system design;
•	Examining and thoroughly testing each security product as it would be set up for use in our customers’ facilities; and,
•	Using only systems and components that are reliable and efficient to use.

In addition to growing the business organically, we are opportunistically open to the possibility of pursuing the strategic acquisition of synergistic integrators and specialty products and service companies.  To finance our acquisitions, we have used a combination of internally generated cash, the sale of Company common stock and bank debt. We currently have an $8 million revolving credit facility, subject to certain borrowing base limitations, with TD Bank.  Borrowings under the revolving credit facility were $5,060,898 at September 30, 2010. It is our expectation and intent to use cash and to incur additional debt as appropriate to finance future working capital and acquisitions.  Additionally, to fund future acquisitions we would consider the issuance of subordinated debt, the sale of equity securities, or the sale of existing Company assets.

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

In February 2008, the Company entered into a subcontractor agreement with Global Security & Engineering Solutions, a division of L-3 Services, Inc. (the “L-3 Contract”) pursuant to which L-3 would issue task orders under its Indefinite Quantity Firm Fixed Price Contract with the U.S. Marine Corp Systems Command to deliver a Tactical Video Capture System (“TVCS”).  TVCS is used for real-time visualization and situational awareness while Marine units are conducting military operations in urban terrain training exercises.  The performance period of the contract is three years.  In the first nine months of 2010, the revenue recognized under this contract represented $4.1 million, compared to $4.8 million in the first nine months of 2009. There were outstanding task orders included in our backlog of approximately $6.1 million at September 30, 2010.   During the third quarter, we completed one site under the L-3 Contract and are close to completion on the second.  The additional four sites that were scheduled to begin before the year-end are coming online slower than anticipated, but are now in progress.  As a result, we project our 2010 revenue to come in at range of $68 million - $70 million, down from the previously disclosed range of $70 million-$75 million, with the operating margin continuing to be between 5% and 6%.

Booked orders increased 57.2% to $20,755,320 in the third quarter of 2010, as compared to $13,199,733 in same quarter of 2009.  Booked orders increased 69.7% to $70,326,095 in the first nine months of 2010, as compared to $41,441,455 in the first nine months of 2009.

The Company’s backlog of $51,410,584 at September 30, 2010 increased 116.4% from the September 30, 2009 backlog of $23,753,469.  The principal drivers of this increase were increased bookings in our New Jersey / New York, TVCS, California, Airorlite and Texas operations.

Three Months Ended September 30, 2010 compared to September 30, 2009

	Three months ended September 30,
	2010	2009	% change
Revenue	$19,345,013	$12,109,037	59.8%
Cost of revenue	13,608,160	9,086,980	49.8%
Gross profit	5,736,853	3,022,057	89.8%
Operating expenses:
Selling, general & administrative expenses	3,947,944	3,452,480	14.4%
Merger and acquisition costs	539,846	-
Operating profit (loss)	1,249,063	(430,423)	390.2%

Interest income	14,335	11,986	19.6%
Other income (expense)	(16)	13,481	-100.1%
Interest expense	(63,089)	(56,926)	10.8%
Income (loss) before income tax expense	1,200,293	(461,882)	359.9%
Income tax expense (benefit)	473,188	(104,500)	552.8%
Net income (loss)	$727,105	$(357,382)	303.5%

Revenue - Revenue for the three months ended September 30, 2010 was $19,345,013, representing an increase of $7,235,976 or 59.8%, as compared to revenue of $12,109,037 for the three months ended September 30, 2009. Our New Jersey/New York and California operations each experienced significant revenue increases in the third quarter of 2010 compared with the third quarter of 2009.  Although the overall market continues to be very price competitive as a result of the slowly recovering U.S. economy, a significant amount of the New Jersey/New York increase in revenue in the third quarter of 2010 relates to revenue driven from the public sector transportation vertical market. The California integration operation benefited from a strong booking performance during the first half of 2010, which allowed us to enter the third quarter with an increased installation revenue backlog.  In addition, revenues recognized under the L-3 Contract increased by $1.3 million in the third quarter of 2010 compared to the same period in 2009.  Currently, two sites are in progress and four additional sites are scheduled to begin in the fourth quarter of 2010 and the first quarter of 2011.   Partially offsetting these increases were declines in our Colorado and Arizona operations.

Cost of Revenue and Gross Profit - Cost of revenue for the three months ended September 30, 2010 was $13,608,160, as compared to $9,086,980 for the three months ended September 30, 2009. Gross profit for the three months ended September 30, 2010 was $5,736,853 as compared to gross profit of $3,022,057 for the three months ended September 30, 2009. The gross profit margin for the three months ended September 30, 2010 was 29.7% as compared to 25.0% for the three months ended September 30, 2009.   The increase in gross profit was directly related to the higher revenues discussed above. A significant driver of the gross profit as a percentage of revenue (“gross profit margin”) increase in the third quarter of 2010 compared to the third quarter of 2009 came from the restructuring of our California operations that began in 2009.

Selling, General and Administrative Expenses - Selling, general and administrative expense (“SG&A”) was $3,947,944 for the three months ended September 30, 2010 as compared to $3,452,480 for the three months ended September 30, 2009.  This increase of $495,464 or 14.4% was mainly attributable to higher compensations costs resulting from higher commissions and performance incentive driven by the increased profitability of the Company.

Merger and Acquisition Costs -Included in merger and acquisition costs for the three months ended September 30, 2010 are $515,999 of legal and professional fees related to the Merger discussed above (also see Note 13 of these Condensed Consolidated Financial Statements filed in this Quarterly Report), and $23,847 of legal and professional fees related to the acquisition of Professional Security Technologies LLC (see Note 12 to the Condensed Consolidated Financial Statements included in this Quarterly Report).

Interest Income – Interest income for the three months ended September 30, 2010 was $14,335 as compared to $11,986 for the three months ended September 30, 2009.  This increase was attributable to higher average cash balances during the three month period ended September 30, 2010 versus the same period in the prior year.

Interest Expense - Interest expense for the three months ended September 30, 2010 was $63,089 as compared to $56,926 for the three months ended September 30, 2009.  The increase is due to the average outstanding revolving debt balance being $1,491,031 higher in the three month period ended September 30, 2010 versus that in the three months ended September 30, 2009.

Tax  Expense – The Company recognized income tax expense for the three months ended September 30, 2010 of $473,188, based upon  income  before income taxes of $1,200,293, compared with an income tax benefit of $104,500 for the three months ended September 30, 2009, based upon a loss before income taxes of $461,882.   Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options. The effective income tax rate for the three months ended September 30, 2010 was 39.4%, compared to a tax benefit at an effective income tax rate of 22.6% for the three months ended September 30, 2009.

Net Income - As a result of the above noted factors our net income was $727,105 for the three months ended September 30, 2010, compared to a net loss of $357,382 for the three months ended September 30, 2009. This resulted in diluted income per share of $0.12 on weighted average diluted common shares outstanding of 6,179,659 for the three months ended September 30, 2010, as compared to diluted loss per share of $0.06 on weighted average diluted common shares outstanding of 5,877,798 for the three month period ended September 30, 2009.

Nine Months Ended September 30, 2010 compared to September 30, 2009

	Nine months ended September 30,
	2010	2009	% change
Revenue	$46,937,305	$41,389,229	13.4%
Cost of revenue	33,502,994	30,255,049	10.7%
Gross profit	13,434,311	11,134,180	20.7%
Operating expenses:
Selling, general & administrative expenses	10,710,057	11,015,124	-2.8%
Merger and acquisition costs	539,846	-
Operating profit (loss)	2,184,408	119,056	1734.8%

Interest income	70,668	21,023	236.1%
Other income (expense)	4,449	29,274	-84.8%
Interest expense	(174,874)	(222,333)	-21.3%
Income (loss) before income tax expense	2,084,651	(52,980)	4034.8%
Income tax expense (benefit)	906,355	83,027	991.6%
Net income (loss)	$1,178,296	$(136,007)	966.3%

Revenue - Revenue for the nine months ended September 30, 2010 was $46,937,305, representing an increase of $5,548,076 or 13.4%, as compared to revenue of $41,389,229 for the nine months ended September 30, 2009. While our New Jersey/New York, California, Texas and Airorlite operations each experienced significant revenue increases in the first nine months of 2010 compared with the first nine months of 2009, the overall market continues to be very price competitive as a result of the slowly recovering U.S. economy, which contributed to revenue declines in our Colorado, Arizona and Mid-Atlantic operations.  The wind down of a large project in our Colorado operation in 2009 that did not repeat in 2010 was a significant contributor to the decline in that operation.  The L-3 Contract generated $0.7 million lower revenue in the first nine months of 2010 compared to the same period in 2009.  Revenues under the L-3 Contract slowed in 2010 due to the government adopting the Unified Facilities Criteria (“UFC”) in the first quarter of 2010.  The UFC called for enhancing existing installation drawing packages prior to construction approval.   Currently, two sites are in progress and four additional sites are scheduled to begin in the fourth quarter of 2010 and the first quarter of 2011.

Cost of Revenue and Gross Profit - Cost of revenue for the nine months ended September 30, 2010 was $33,502,994, as compared to $30,255,049 for the nine months ended September 30, 2009. Gross profit for the nine months ended September 30, 2010 was $13,434,311 as compared to gross profit of $11,134,180 for the nine months ended September 30, 2009. The gross profit margin for the nine months ended September 30, 2010 was 28.6% as compared to 26.9% for the nine months ended September 30, 2009.  The increase in gross profit was directly related to the higher revenues discussed above. A significant driver of the gross profit as a percentage of revenue (“gross profit margin”) increase in the third quarter of 2010 compared to the third quarter of 2009 came from the restructuring of our California operations that began in 2009, as well as from higher gross profit margins from our Airorlite operations.

Selling, General and Administrative Expenses - Selling, general and administrative expense was $10,710,057 for the nine months ended September 30, 2010 as compared to $11,015,124 for the nine months ended September 30, 2009. This decrease of $305,067 or 2.8% was mainly attributable to lower personnel costs, (partially offset by higher commissions and performance incentive costs driven by the increased profitability of the Company), lower facility and insurance costs and overall cost containment.

Merger and Acquisition Costs -Included in merger and acquisition costs for the nine months ended September 30, 2010 are $515,999 of legal and professional fees related to the Merger discussed above (also see Note 13 of these Condensed Consolidated Financial Statements filed in this Quarterly Report), and $23,847 of legal and professional fees related to the acquisition of Professional Security Technologies LLC (see Note 12 to the Condensed Consolidated Financial Statements included in this Quarterly Report).

Interest Income – Interest income for the nine months ended September 30, 2010 was $70,668 as compared to $21,023 for the nine months ended September 30, 2009.  This increase was attributable to interest earned on an income tax refund and higher average cash balances during the nine month period ended September 30, 2010 versus the same period in the prior year.

Interest Expense - Interest expense for the nine months ended September 30, 2010 was $174,874 as compared to $222,333 for the nine months ended September 30, 2009.  The decrease is due to the average outstanding revolving debt balance being $1,723,912 lower in the nine month period ended September 30, 2010 versus that in the nine months ended September 30, 2009.

Tax Expense – The Company recognized income tax expense for the nine months ended September 30, 2010 of $906,355, based upon income before income taxes of $2,084,651, compared with income tax expense of $83,027 for the nine months ended September 30, 2009, based upon a loss before income taxes of $52,980.   Income tax expense for interim reporting is based on an annual effective income tax rate forecast, which includes estimates and assumptions that could change during the year.  The differences between the effective income tax rate and the U.S. federal statutory rate of 34% principally result from state and local taxes, and differences between the book and tax treatment of certain items, such as incentive stock options. The effective income tax rate for the nine months ended September 30, 2010 was 43.5%.

Net Income - As a result of the above noted factors, our net income was $1,178,296 for the nine months ended September 30, 2010, compared to a net loss of $136,007 for the nine months ended September 30, 2009. This resulted in diluted income per share of $0.19 on weighted average diluted common shares outstanding of 6,124,694 for the nine months ended September 30, 2010, as compared to diluted loss per share of $0.02 on weighted average diluted common shares outstanding of 5,859,400 for the nine month period ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $1,973,337.  Our net current assets were $16,294,895 at September 30, 2010 versus $13,748,867 at December 31, 2009.  Total debt at September 30, 2010 was $5,857,411 compared to the December 31, 2009 balance of $5,367,069.

Cash used in operating activities was $1,032,909 during the nine months ended September 30, 2010.  This use of cash was principally driven from an increase in working capital requirements to support the higher revenue in the quarter. The most significant use of cash resulted from an increase in accounts receivable of $6,109,603, a net increase in costs in excess of billings and estimated profits of $1,832,707, as well as an increase in retainage receivable and inventory of $588,036 and $568,134, respectively.  Partially offsetting these uses of cash was an increase in accounts payable and accrued expenses of $3,378,417 and $998,489, respectively.

Cash used in investing activities was $204,346, comprised of $86,035 for the purchase of property and equipment and $118,311 of acquisition payments.

Cash provided by financing activities was $293,546, which represents the net borrowing under the revolving line of credit with TD Bank of $725,000, partially offset by repayment of other debt and payments of equipment financing.

Borrowings under the revolving credit facility were $5,060,898 at September 30, 2010 and were $4,335,898 at December 31, 2009.  On October 6, 2008, the Company executed an amendment to its revolving credit agreement with TD Bank, increasing its line of credit from $4 million to $8 million. On August 10, 2010 the term of the revolving credit agreement was extended to September 30, 2012. As part of this extension, interest will continue be paid monthly in arrears at TD Bank’s prime rate, however, interest will now be subject to a minimum floor rate of 4.0%. The Company is required to maintain certain financial and reporting covenants and restrictions on dividend payments under the terms of the Loan Agreement with TB Bank, N.A. (See Note 6 to the Condensed Consolidated Financial Statements included in this Quarterly Report.)

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have one revolving credit facility for which the interest rate on outstanding borrowings is variable and is based upon the prime rate of interest, subject to a minimum floor rate of 4.0%.  At September 30, 2010, there was $5,060,898 outstanding under this credit facility.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010.   Based on such evaluation, such officers have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, management did not identify any changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Henry Bros. Electronics, Inc.
(Registrant)

Date: November 12, 2010	By: /s/ JAMES E. HENRY

James E. Henry

Vice Chairman, Chief Executive Officer, Treasurer and Director

Date: November 12, 2010	By: /s/ BRIAN REACH

Brian Reach

President, Chief Operating Officer, Secretary and Director

Date: November 12, 2010	By: /s/ JOHN P. HOPKINS

John P. Hopkins

Chief Financial Officer